Form 10QSB
period 2005-09-30
PETROSEARCH ENERGY CORP
filed 2005-11-14
CIK 1288382

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  SEPTEMBER  30,  2005

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


                      Commission file number:     000-51488


                         PETROSEARCH ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                         20-2033200
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                           675 BERING DRIVE, SUITE 200
                                HOUSTON, TX 77057
                     (Address of principal executive offices)

                                 (713) 961-9337
                           (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,997,761 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 2005.


Transitional Small Business Disclosure Format (check one): Yes  [ ]   NO  [X]


================================================================================

                         PETROSEARCH ENERGY CORPORATION

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX




PART I - FINANCIAL INFORMATION
  ITEM 1.   FINANCIAL STATEMENTS
  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
  ITEM 3.   CONTROLS AND PROCEDURES


PART II-- OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS
  ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5.   OTHER INFORMATION
  ITEM 6.   EXHIBITS



SIGNATURES

                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------

ITEM  1.     FINANCIAL  STATEMENTS
                                    CONSOLIDATED CONDENSED BALANCE SHEET
                                  SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                                                                              SEPTEMBER 30    DECEMBER 31,
                                                                                  2005            2004
    ASSETS                                                                    (UNAUDITED)        (NOTE)
    ------                                                                   --------------  --------------
Current assets:
  Cash                                                                       $   7,506,595   $   1,100,568
  Accounts receivable:
    Joint owners-billed                                                          1,372,947         935,622
    Joint owners-unbilled                                                           30,126         624,541
    Oil and gas production sales                                                    81,926         264,623
  Prepaid expenses and other current assets                                        501,689         389,048
                                                                             --------------  --------------

      Total current assets                                                       9,493,283       3,314,402
                                                                             --------------  --------------

Property and equipment:
  Oil and gas properties, full cost method of accounting:
    Proved                                                                       7,368,272       5,490,447
    Unproved, not subject to amortization                                        3,043,317       3,548,812
  Other property and equipment                                                     142,072          69,136
                                                                             --------------  --------------

    Total                                                                       10,553,661       9,108,395

  Less accumulated depreciation, depletion and amortization                     (1,864,833)     (2,164,936)
                                                                             --------------  --------------

Total property and equipment, net                                                8,688,828       6,943,459

Prepaid oil and gas costs                                                          400,054          82,280
Other assets                                                                        68,750          65,901
                                                                             --------------  --------------

      Total assets                                                           $  18,650,915   $  10,406,042
                                                                             ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long term debt                                          $     587,500   $   2,890,000
  Accounts payable                                                                 785,281         847,332
  Accrued liabilities                                                              116,052       1,338,641
                                                                             --------------  --------------

    Total current liabilities                                                    1,488,833       5,075,973
                                                                             --------------  --------------

Long-term debt, net of current portion                                           2,849,078               -
Deferred rent                                                                       17,017               -
                                                                             --------------  --------------

Total liabilities                                                                4,354,928       5,075,973
                                                                             --------------  --------------

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
    Series A 8% convertible preferred stock, 1,000,000 shares
      authorized; 483,416 shares issued and outstanding at September
      30, 2005 and December 31, 2004                                               483,416         483,416
    Series B convertible preferred stock, 100,000 shares auth-
      orized; 43,000 shares issued and outstanding at
      September 30, 2005 and December 31, 2004                                      43,000          43,000
  Common stock, par value $0.001 per share, 100,000,000 shares authorized; 27,997,761 and 18,792,120 shares issued and
      outstanding at September 30, 2005 and December 31, 2004,
      respectively                                                                  27,997          18,792
  Additional paid-in capital                                                    17,545,328       6,884,784
  Deferred compensation                                                            (18,750)              -
  Accumulated deficit                                                           (3,785,004)     (2,099,923)
                                                                             --------------  --------------

      Total stockholders' equity                                                14,295,987       5,330,069
                                                                             --------------  --------------

        Total liabilities and stockholders' equity                           $  18,650,915   $  10,406,042
                                                                             ==============  ==============

Note:  The  balance  sheet  at  December 31, 2004 has been derived from the audited financial statements at that  date,  but  does  not  include  all  of  the information and footnotes required by generally accepted accounting  principles  for  complete  financial  statements.

              See accompanying notes to unaudited consolidated condensed financial statements.

                            PETROSEARCH ENERGY CORPORATION
               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                   ------------------------  -------------------------
                                      2005         2004          2005         2004
                                   -----------  -----------  ------------  -----------
Oil and gas production revenues    $  240,005   $  684,969   $ 1,617,520   $4,048,880
                                   -----------  -----------  ------------  -----------


Operating costs and expenses:

  Lease operating and production
    taxes                             140,030      215,258       467,091      633,030

  Depreciation, depletion and
    amortization                       54,738      504,280       540,684      993,032

  General and administrative          784,005      673,866     2,159,950    2,393,260
                                   -----------  -----------  ------------  -----------

    Total costs and expenses          978,773    1,393,404     3,167,725    4,019,322
                                   -----------  -----------  ------------  -----------

Operating income (loss)              (738,768)    (708,435)   (1,550,205)      29,558
                                   -----------  -----------  ------------  -----------


Other income (expense):
  Interest income                      18,995        2,099        19,410        5,914
  Interest expense                    (42,333)      (8,250)     (154,286)     (24,063)
                                   -----------  -----------  ------------  -----------

    Total other income (expense)      (23,338)      (6,151)     (134,876)     (18,149)
                                   -----------  -----------  ------------  -----------

      Net income (loss)            $ (762,106)  $ (714,586)  $(1,685,081)  $   11,409
                                   ===========  ===========  ============  ===========

Basic net income (loss)
per share                          $    (0.03)  $    (0.04)  $     (0.07)  $     0.00
                                   ===========  ===========  ============  ===========

Fully diluted net income
  (loss)per share                  $    (0.03)  $    (0.04)  $     (0.07)  $     0.00
                                   ===========  ===========  ============  ===========

    See accompanying notes to unaudited consolidated condensed financial statements.

                                                  PETROSEARCH ENERGY CORPORATION
                                UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                                                                                         TOTAL
                                         SERIES A           SERIES B       ADDITIONAL                                    STOCK-
                    COMMON STOCK     PREFERRED STOCK    PREFERRED STOCK     PAID-IN       DEFERRED      ACCUMULATED      HOLDERS
                  SHARES    AMOUNT   SHARES    AMOUNT   SHARES   AMOUNT     CAPITAL      COMPENSATION     DEFICIT        EQUITY
                ----------  -------  -------  --------  -------  -------  ------------  --------------  ------------  ------------
Balance at
  December 31,
  2004          18,792,120  $18,792  483,416  $483,416   43,000  $43,000  $ 6,884,784   $           -   $(2,099,923)  $ 5,330,069

Common stock
  issued for
  Cash           9,174,873    9,174        -         -        -        -   10,600,545               -             -    10,609,719

Compensation
  awarded to
  Board of          30,768       31        -         -        -        -       59,969         (75,000)            -       (15,000)
  directors

Amortization
  of deferred
  Compensation           -        -        -         -        -        -            -          56,250             -        56,250

Issuance of
  Warrants               -        -        -         -        -        -       88,422               -             -        88,422
  with debt

Cancellation             -        -        -         -        -        -      (88,392)              -             -       (88,392)
  of warrants

Net loss                 -        -        -         -        -        -            -               -    (1,685,081)   (1,685,081)
                ----------  -------  -------  --------  -------  -------  ------------  --------------  ------------  ------------

Balance at
  September
  30, 2005      27,997,761  $27,997  483,416  $483,416   43,000  $43,000  $17,545,328   $     (18,750)  $(3,785,004)  $14,295,987
                ==========  =======  =======  ========  =======  =======  ============  ==============  ============  ============

                         See accompanying notes to unaudited consolidated condensed financial statements.

                             PETROSEARCH ENERGY CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                               SEPTEMBER     SEPTEMBER
                                                                30, 2005      30, 2004
                                                              ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                           $(1,685,081)  $    11,409
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Amortization of debt issuance costs                            28,719             -
    Amortization of deferred compensation                          11,250             -
    Depletion, depreciation and amortization expense              540,684       993,032
    Reduction of subscription receivable in lieu of
      compensation                                                      -        45,000
    Common stock and warrants issued for services                  45,000       360,359
    Changes in operating assets and liabilities:
      Accounts receivable                                         339,787    (2,125,546)
      Related party receivable                                          -       (14,486)
      Prepaid expenses and other assets                          (142,992)     (828,866)
      Accounts payable and accrued liabilities                 (1,361,071)    1,275,060
                                                              ------------  ------------
      Net cash used in operating activities                    (2,223,704)     (284,038)
                                                              ------------  ------------

Cash flows from investing activities:
  Capital expenditures, including purchases and development
    of properties                                              (4,362,659)   (3,095,748)
  Purchase of prepaid credits for oil and gas properties         (324,331)     (491,814)
  Proceeds from sale of overriding royalty interest                     -       100,000
  Proceeds from sale of oil and gas property                    2,072,002             -
                                                              ------------  ------------

      Net cash used in investing activities                    (2,614,988)   (3,487,562)
                                                              ------------  ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                       10,609,719       861,551
  Proceeds from common stock commitments                                -        22,867
  Proceeds from note payable                                    3,950,000             -
  Repayment of note payable                                    (3,315,000)            -
  Proceeds from collection of stock subscription receivable             -     1,231,250
                                                              ------------  ------------

      Net cash provided by financing activities                11,244,719     2,115,668
                                                              ------------  ------------

Net increase(decrease) in cash and cash equivalents             6,406,027    (1,655,932)
Cash and cash equivalents at beginning of period                1,100,568     1,860,464
                                                              ------------  ------------

Cash and cash equivalents at end of period                    $ 7,506,595   $   204,532
                                                              ============  ============

Supplemental disclosures of cash flow information:
  Interest paid                                               $   150,754   $     8,250
                                                              ============  ============

  Income taxes paid                                           $         -   $         -
                                                              ============  ============

    See accompanying notes to unaudited consolidated condensed financial statements.

                         PETROSEARCH ENERGY CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Petrosearch Energy Corporation (the "Company") for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


2.   INCOME  TAXES
     -------------

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to the utilization of net operating loss carryforwards and a valuation allowance recorded against net deferred tax assets.


3.   PURCHASE OF INTEREST IN OIL AND GAS PROPERTIES
     ----------------------------------------------

     Effective September 28, 2005, the Company purchased a 21.25% working interest in the Gruman #18-1 Well and Gruman Leases for $637,500 increasing the Company's working interest in the properties to 85%. The purchase provides additional PV-10 value of approximately $3,500,000 (based upon independent engineering report as of July 1, 2005), made up of additional proved developed reserves of 33,517 barrels of oil and 13,108 MCF of gas, and additional proved undeveloped reserves of 56,238 barrels of oil and 12,654 MCF of gas. The purchase price represents $6.67 per barrel of oil equivalent of the proved reserves purchased.


4.   SALE  OF  OIL  AND  GAS  PROPERTIES
     -----------------------------------

     Effective July 1, 2005, the Company's wholly owned subsidiary, TK Petrosearch, L.L.C., sold its interest in the Blue Ridge Salt Dome Field for $2,072,002 to the individual who has managed the TK PetroSearch, LLC subsidiary. The assets sold account for $1,370,110 of the Company's PV-10 of proved reserves as of December 31, 2004, or approximately 10% of the Company's total PV-10 value. The property had an estimated remaining 68,700 barrels of proved oil reserves at the time of the sale. The transaction has been reflected in the accompanying financial statements as a reduction of capitalized oil and gas properties as required by accounting principles generally accepted in the United States of America. The following represents the unaudited proforma effect on the consolidated statement of operations for the nine months ended September 30, 2005 as if the transaction occurred on January 1, 2005. The sale represents $30.16 per barrel of oil of the proved reserves sold.

                         PETROSEARCH ENERGY CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED



4.   SALE  OF  OIL  AND  GAS  PROPERTIES,  CONTINUED
     -----------------------------------------------

                                                       PROFORMA       PROFORMA
                                       AS REPORTED    ADJUSTMENTS   (UNAUDITED)
                                      -------------  -------------  ------------
     Oil and gas production revenues  $  1,617,520   $   (552,998)  $ 1,064,522
     Cost and expenses                  (3,167,725)       344,317    (2,823,408)
                                      -------------  -------------  ------------

     Operating loss                     (1,550,205)      (208,681)   (1,758,886)

     Other expense                        (134,876)             -      (134,876)
                                      -------------  -------------  ------------

       Net loss                       $ (1,685,081)  $   (208,681)  $(1,893,762)
                                      =============  =============  ============

     Basic and diluted net
     loss per common share            $      (0.07)  $      (0.01)  $     (0.08)
                                      =============  =============  ============

5.   AMENDED  AND  RESTATED  REVOLVING  CREDIT  AGREEMENT
     ----------------------------------------------------

     On September 29, 2005, the Company entered into an amended and restated revolving credit agreement to borrow up to $10,000,000 over a two-year period to October 1, 2007, from a private, non-public entity. The outstanding loan balance under the original revolving credit agreement dated October 1, 2004, of $825,000 and accrued interest through the date of the amended agreement, are deemed to be principal and interest outstanding under the amended and restated revolving credit agreement. Proceeds of the credit line are to be used to finance activity related to eight new prospects including costs associated with acquisitions of oil and gas leases, oil and gas drilling, reworking, production, transportation, marketing and plugging activities under the leases, and all lender charges and fees. Advances under the amended and restated revolving credit agreement bear interest at a rate of the Wall Street Journal Prime Rate plus three percent (3%) per year. Each advance of principal under the amended facility is treated as a separate loan and is repayable in six (6) interest only installments followed by up to twenty four (24) principal and interest installments based upon a 30-month amortization. The Company will be assessed a one quarter of one percent (.25%) standby fee on available undrawn principal each quarter. The note matures on April 1, 2008. As of September 30, 2005, the balance outstanding under the line of credit agreement was $3,525,000, $587,500 of which is due in the next twelve months.

                         PETROSEARCH ENERGY CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


5.   AMENDED  AND  RESTATED  REVOLVING  CREDIT  AGREEMENT,  CONTINUED
     ----------------------------------------------------------------

     The loan is collateralized by a first lien on the particular oil and gas leases acquired with the funds, but the Company is entitled to obtain partial releases if the ratio of proved developed and proved undeveloped reserves underlying the collateral base meets certain criteria. According to the terms of the agreement, the unused available funds under the line of credit will only be available for draw by the Company if at all times the Company's proved developed reserves equal or exceed twenty-five percent
     (25%) of the outstanding principal and interest indebtedness under the agreement and if the principal balance of the note outstanding after the requested draw is less than the sum of 1) the actual costs of the oil and gas lease purchased and or funded, and 2) the sum of 75% of the Company's proved developed reserves and 50% of the Company's proved undeveloped reserves from all sources pledged as collateral.

     Because the lender obtains its funds from the private capital markets and or individuals who desire to participate in the lenders investment bank activities, the lender does not have a guaranteed source of money in which to fund this transaction with the Company. As a result, the lender has not guaranteed that all proposed funding under this agreement will be available if and when the Company elects to make draw requests.

     As consideration for entering into the agreement, the lender will receive an overriding royalty in each oil and gas lease acquired with facility funds equal to 2% of the Company's acquired net revenue interest in the lease. The overriding royalty interests are earned when the lender funds have been utilized by the Company for direct and or indirect acquisition expenses or drilling expenses. In addition, the lender received 100,000 warrants to purchase common stock of the Company at an exercise price of $2.00 per share and an expiration date of November 1, 2007.

     Under the terms of the credit facility, we are required to offer to the lender the opportunity to participate in up to 100%, but in no case less than 33.3% of any transaction that will be financed with full recourse debt financing. The percentage offered to the lender is at the sole discretion of the Company.

     The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $88,422 and will be recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

6.   STOCK  WARRANTS
     ---------------

     The Company periodically issues incentive stock warrants to officers, executives, directors, consultants and advisory committee members to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such warrants are approved by the Board of Directors. The exercise price of a warrant granted is determined by the fair market value of the stock on the date of grant.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and warrants because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options or warrants. Under APB 25, if the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                         PETROSEARCH ENERGY CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


6.   STOCK  WARRANTS,  CONTINUED
     ---------------------------

     A debt discount of $88,422 was recorded in the balance sheet in September, 2005, related to issuance of detachable warrants with debt. Compensation expense of $-0- and $279,879 related to warrants was recognized during the nine month periods ended September 30, 2005 and 2004, respectively. Compensation expense of $-0- and $56,879 related to warrants was recognized during the three month periods ended September 30, 2005 and 2004.

     Proforma information regarding net income and earnings per share is required by Statement 123 and 148, and has been determined as if the Company had accounted for its employee stock warrants under the fair value method of these Statements. For warrants granted during the nine months ended September 30, 2005 and 2004, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:


                                      SEPTEMBER    SEPTEMBER
                                      30, 2005      30, 2004
                                    -------------  ----------
     Dividend yield                        - 0 -       - 0 -

     Expected volatility                     180%       135 %

     Risk free interest             2.25% - 2.50%       2.25%

     Expected lives                  2 - 4 years     3 years

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options or warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

     For purposes of proforma disclosures, the estimated fair value of the warrants is included in expense over the vesting period or expected life of the warrant.

                         PETROSEARCH ENERGY CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


6.   STOCK  WARRANTS,  CONTINUED
     ---------------------------


                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,

                                    2005          2004          2005          2004
                                 -----------  ------------  ------------  ------------
     Net income (loss), as
     reported                     ($762,106)  $  (714,586)  $(1,685,081)  $    11,409

     Plus stock-based
     compensation included in             -        56,879             -       279,879
     net income, as reported

     Less stock-based
     compensation calculated in     (25,160)     (806,935)     (855,335)   (4,180,493)
     accordance with SFAS 123    -----------  ------------  ------------  ------------


     Proforma net loss           $ (787,266)  $(1,464,642)  $(2,540,416)  $(3,889,205)
                                 ===========  ============  ============  ============

     Basic and fully diluted
     net income (loss) per       $    (0.03)  $     (0.04)  $     (0.07)  $      0.00
     common share, as reported   ===========  ============  ============  ============


     Basic and fully diluted
     proforma net loss per       $    (0.03)  $     (0.08)  $     (0.10)  $     (0.22)
     common share                ===========  ============  ============  ============


A summary of the Company's warrant activity and related information for the nine months ended September 30, 2005 follows:

                                                         WEIGHTED
                               NUMBER OF                  AVERAGE
                             SHARES UNDER    EXERCISE    EXERCISE
                                WARRANT        PRICE       PRICE
                             -------------  -----------  ---------
     Balance outstanding at
       December 31, 2004        7,333,892   $0.98-$9.75  $    3.77

       Issued                   1,260,000   $1.95-$2.00  $    1.95
       Cancelled                 (153,847)  $      0.98  $    0.98
                             -------------

     Balance outstanding at
       September 30, 2005       8,440,045   $0.98-$9.75  $    3.58
                             =============

                         PETROSEARCH ENERGY CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


6.   STOCK  WARRANTS,  CONTINUED
     ---------------------------

     All outstanding stock warrants are exercisable at September 30, 2005, except for warrants to purchase 307,500 shares of common stock that were issued to employees in May 2005 which do not vest until December 2005 and 1,818,869 warrants with an exercise price of $1.95 which become exercisable in November 2005. A summary of outstanding stock warrants at September 30, 2005 follows:

      NUMBER OF                     REMAINING                   WEIGHTED
     COMMON STOCK  EXPIRATION       CONTRACTED    EXERCISE       AVERAGE
     EQUIVALENTS   DATE            LIFE (YEARS)    PRICE     EXERCISE PRICE
     ------------  --------------  ------------  ----------  --------------
        1,415,485  September 2006          0.92  $0.98-1.63  $         1.27
        1,076,923  November 2006           1.17  $     9.75  $         9.75
          211,538  February 2007           1.42  $     9.75  $         9.75
           30,769  March 2007              1.50  $     9.75  $         9.75
          300,000  April 2007              1.59  $     9.75  $         9.75
          161,538  May 2007                1.67  $6.50-9.75  $         7.28
           76,923  July 2007               1.75  $5.20-6.50  $         6.24
          269,131  September 2007          1.92  $4.88-5.20  $         5.14
          100,000  November 2007           2.17  $     2.00  $         2.00
          150,000  March 2008              2.50  $     1.95  $         1.95
           20,000  August 2008             2.87  $     1.95  $         1.95
        4,627,738  November 2008           3.17  $     1.95  $         1.95


7.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the nine months ended September 30, 2005, a vendor owned by the spouse of a director of the Company provided drilling services totaling $316,755. The balance owed to this vendor was $-0- at September 30, 2005. The director's spouse is also a 15 - 30% working interest owner in the Fort Bend County Prospect (Blue Ridge) which we recently sold. Accounts receivable from the spouse for joint interest billings was $194,502 as of September 30, 2005.

8.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the nine months ended September 30, 2005 and 2004, the Company engaged in non-cash financing and investing activities as follows:

                                                        2005      2004
                                                       -------  --------
     Transfer of vehicle for reduction of liability    $15,346  $      -
                                                       =======  ========

     Reduction of prepaid services for development
       of oil and gas properties                       $ 6,557  $328,513
                                                       =======  ========

     Increase in accounts payable for property costs   $93,794  $723,445
                                                       =======  ========

     Transfer of overriding royalty interest for debt
     Issuance costs                                    $89,609  $      -
                                                       =======  ========

     Issuance of warrants with debt financing          $88,422  $      -
                                                       =======  ========

     Cancellation of warrants for reduction of note
     Receivable                                        $88,392  $      -
                                                       =======  ========

     Issuance of common stock for deferred
     board compensation                                $15,000  $      -
                                                       =======  ========

                         PETROSEARCH ENERGY CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


9.   EARNINGS  PER  SHARE
     --------------------

     The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2005 and 2004:

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                      --------------------------  --------------------------
                                          2005          2004          2005          2004
                                      ------------  ------------  ------------  ------------
     Basic EPS:
     Net income (loss)                $  (762,106)  $  (714,586)  $(1,685,081)  $    11,409
       Less:  Preferred stock
         Dividends                         (9,668)      (20,750)      (29,005)      (62,250)
                                      ------------  ------------  ------------  ------------

     Net loss available to common
       stockholders(numerator)        $  (771,774)  $  (735,336)  $(1,714,086)  $   (50,841)
                                      ============  ============  ============  ============

     Weighted average shares of
       common stock (denominator)      27,967,327    17,715,926    24,364,002    17,487,303
                                      ============  ============  ============  ============

     Basic net income (loss)
       per share                      $     (0.03)  $     (0.04)  $     (0.07)  $     (0.00)
                                      ============  ============  ============  ============


     Diluted EPS:
       Income available to common
       stockholders                   $  (771,774)  $  (735,336)  $(1,714,086)  $   (50,841)
       Plus assumed conversions                 -             -             -        62,250
                                      ------------  ------------  ------------  ------------

     Net income (loss) used for
       diluted EPS (numerator)        $  (771,774)  $  (735,336)  $(1,714,086)  $    11,409
                                      ============  ============  ============  ============

     Weighted average shares of
       common stock                    27,967,327    17,715,926    24,364,902    17,487,303
     Plus effect of dilutive
       securities:
       Warrants                                 -             -             -     1,093,269
       Convertible preferred stock              -             -             -       212,368
                                      ------------  ------------  ------------  ------------

     Weighted average shares used
       for diluted EPS (denominator)   27,967,327    17,715,926    24,364,902    18,792,940
                                      ============  ============  ============  ============

     Diluted net income
     (loss) per share                 $     (0.03)  $     (0.04)  $     (0.07)  $      0.00
                                      ============  ============  ============  ============

                         PETROSEARCH ENERGY CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


9.   EARNINGS  PER  SHARE,  CONTINUED
     --------------------------------

     For the three and nine month periods ended September 30, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the nine months ended September 30, 2005, these securities included in-the-money warrants for the purchase of 868,376 common shares and preferred stock convertible into 94,218 common shares. For the three months ended September 30, 2005, these securities included in-the-money warrants for the purchase of 851,282 common shares and preferred stock convertible into 94,218 common shares. For the three months ended September 30, 2004, these securities included warrants for the purchase of 1,569,231 common shares and preferred stock convertible into 157,301 common shares.

10.  SUBSEQUENT  EVENT
     -----------------

     On October 18, 2005, the Company entered into an agreement to purchase a 100% working interest in 1780 acres of leases in the Quinduno Field located in Roberts County, Texas in the Anadarko Basin from Quinduno Energy, L.L.C. Closing is scheduled for November 15, 2005, pending completion of the due diligence period.

     The agreement provides for the payment of the purchase price of $2,000,000 cash and 3,000,000 shares of unregistered common shares of the Company to occur in three phases as the project progresses. Should the project not proceed past the first phase, Petrosearch's maximum obligation would be $750,000 in cash and 1,000,000 unregistered common shares plus the cost of capital expenditures for the first phase which are estimated to be $2,900,000. Upon completion of the entire project, the seller will back in for a 10% working interest after Petrosearch has been repaid all capital expenditure costs plus $9.5 million. Based on the valuation of the acquisition of $9.5 million, this purchase represents $3.37 per barrel of oil equivalent of the proved reserves purchased.

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

FORWARD  LOOKING  STATEMENTS

Statements contained herein and the information incorporated by reference herein may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, "may," "will," "expect," "anticipate," "estimate," "would be," "believe," or "continue" or the negative or other variations of comparable terminology. We intend such forward-looking statements to be covered by the safe harbor provisions applicable to forward-looking statements contained in
Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain assumptions, risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Such risks and uncertainties are set forth herein.

Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demands and acceptance, changes in technology, economic conditions, the impact of competition and pricing, and government regulation and approvals. Petrosearch cautions that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from those Petrosearch expects include changes in natural gas and oil prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business.

Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will result, be achieved, or be accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no duty to update these forward-looking statements.

OVERVIEW

We  were  founded  on  the  belief  that,  despite  the  steady  decline of U.S.
hydrocarbon reserves during the past three decades, the consolidation and restructuring of the upstream oil and gas industry, which includes exploration and production, have left a significant number of valuable oil and gas prospects available for acquisition and development throughout North America.

In order to identify and target such prospects for exploration and development, we continue to implement our business plan and business model, which includes locating and empowering independent oil and gas professionals and organizations who have high quality projects and who wish to remain involved in the development and exploitation of those projects, but lack the business resources required to do so. Our role is to supply the capital, along with the technical, operational and administrative support and management oversight, needed to develop the projects.

Management believes we can provide shareholder value with the implementation of our business plan which encompasses high quality financial and oil and gas relationships, agreements for the development of oil and gas projects, a vast inventory of opportunities, prudent financings, and a commitment to low administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception, we have primarily financed our operating and investing cash flow needs through private offerings of equity securities, sales of crude oil and natural gas, and the use of debt instruments such as corporate bonds and revolving credit facilities. The proceeds from, and the utilization of, all these methods have been and Management believes will continue to be, sufficient to keep the operations funded and the business plan moving forward. We plan to continue to utilize these methods to access capital in order to implement our business plan, which we believe will be an effective vehicle to enlist more independent oil and gas professionals to participate with us and will attract high quality projects.

PRIVATE  PLACEMENT

In April 2005, we completed sales of $12.6 million of our common stock in private offerings. We received net proceeds of approximately $11.9 million which are to be used for general corporate purposes, including the drilling of projects in our prospect inventory. These private placements contributed to our cash balance in excess of $7.5 million as of September 30, 2005.

REVOLVING  CREDIT  AGREEMENT

On September 29, 2005, the Company entered into an amended and restated revolving credit agreement to borrow up to $10,000,000 over a two-year period to October 1, 2007, from a private, non-public entity. The outstanding loan balance under the original revolving credit agreement dated October 1, 2004, of $825,000 and accrued interest through the date of the amended agreement, are deemed to be principal and interest outstanding under the amended and restated revolving credit agreement. Proceeds of the credit line are to be used to finance activity related to eight new projects including costs associated with acquisitions of oil and gas leases, oil and gas drilling, reworking, production, transportation, marketing and plugging activities under the leases, and all lender charges and fees. Advances under the amended and restated revolving credit agreement bear interest at a rate of the Wall Street Journal Prime Rate plus three percent (3%) per year. Each advance of principal under the amended facility is treated as a separate loan and is repayable in six (6) interest only installments followed by up to twenty four (24) principal and interest installments based upon a 30-month amortization. The Company will be assessed a one quarter of one percent (.25%) standby fee on available undrawn principal each quarter. The note matures on April 1, 2008.

The loan is collateralized by a first lien on the particular oil and gas leases acquired with the funds, but the Company is entitled to obtain partial releases if the ratio of proved developed and proved undeveloped reserves underlying the collateral base meets certain criteria. According to the terms of the agreement, the unused available funds under the line of credit will only be available for draw by the Company if at all times the Company's proved developed reserves equal or exceed twenty-five percent (25%) of the outstanding principal and interest indebtedness under the agreement and if the principal balance of the note outstanding after the requested draw is less than the sum of 1) the actual costs of the oil and gas lease purchased and or funded, and 2) the sum of 75% of the Company's proved developed reserves and 50% of the Company's proved undeveloped reserves from all sources pledged as collateral.

Under the terms of the credit facility, we are required to offer to the lender the opportunity to participate in up to 100%, but in no case less than 33.3% of any transaction that will be financed with full recourse debt financing. The percentage offered to the lender is at the sole discretion of the Company.

Because the lender obtains its funds from the private capital markets and or individuals who desire to participate in the lenders investment bank activities, the lender does not have a guaranteed source of money in which to fund this transaction with the Company. As a result, the lender has not guaranteed that all proposed funding under this agreement will be available if and when the Company elects to make draw requests. As of September 30, 2005, the balance outstanding under the line of credit agreement was $3,525,000, $587,500 of which is due in the next twelve months.

SALE  OF  PROPERTY

In June 2005 we entered into an option agreement to sell all of the assets of our TK Petrosearch subsidiary for a cash purchase price of approximately $2,140,000. The option agreement was exercised on August 3, 2005 with the effective date of the transfer being July 1, 2005. The assets sold account for $1,370,110 of our PV-10 proved reserves as of December 31, 2004, or approximately 10% of our total proved reserve value. The sale represents $30.16 per barrel of oil of the proved reserves sold.

PROJECT  FINANCING  AND  RIGHT  OF  FIRST  REFUSAL

In addition to our sources of corporate financing, we have utilized capital from an institutional partner, Rock Energy Partners, L.P., on a project-by-project basis. In April 2004, we entered into an agreement with Rock, as further amended in May 2004, whereby Rock has the right of first refusal to fund up to 100% of our drilling obligations. The terms of the agreement with Rock provide that we will receive a reversionary interest from 50% to 12.5% which may vary by prospect, after payout to Rock. At present, Rock's capital investment in our projects totals approximately $12,900,000. Management continues to present projects to Rock as they become available. Rock has agreed to participate in three of the Company's projects already committed, started or completed by Rock under this agreement include exploratory wells in Jefferson County, Mississippi; Colorado County, Texas; and Sheridan County, Montana.

OTHER  FINANCING  OPPORTUNITIES

We are currently in discussions with several investment groups which could result in additional sources of capital in the future.

DRILLING  PARTNERSHIPS

We continue to strive to develop relationships with institutional or high net worth individuals to participate in our prospects which we believe will reduce our capital risk and increase the diversity of the projects in which we use our own capital. We intend to establish these drilling partnership relationships with terms that are standard in the oil and gas industry.

CURRENT  PROJECTS  AND  CAPITAL  REQUIREMENTS

PROJECTS  ASSOCIATED  WITH  REVISED  CREDIT  AGREEMENT

STARK COUNTY, NORTH DAKOTA - Our Gruman 18-1 well is completed in the Lodgepole formation and currently produces oil at a rate of approximately 100 boepd. Mechanical problems with the high rate pump in the well are depressing monthly average volumes to an average rate of approximately 35 boepd. Subject to obtaining the required regulatory approvals we plan to drill a 9,900 foot injection well into the base of the productive reef during the 4th Quarter of 2005 or 1st Quarter of 2006 for the purpose of re-pressuring the reservoir and increasing the production rate from the well. Upon the drilling of a successful injection well the proved undeveloped reserves would be reclassified to proved developed reserves.

In September 2005, we exercised our preferential right to purchase a 21.25% working interest in the Gruman 18-1 well from a non-operating interest owner, increasing our working interest to 85%. This increased our net revenue interest in the well from 46.8% to 63.8%.

TENSAS PARISH, LOUISIANA - This is a multiple oil development project (4-5 wells) on approximately 2,000 acres of leasehold. The project is an updip development of the Lower Tuscaloosa Massive Sand in the Rodney Island Field. The initial well is a step-out location updip of 25 wells that have recovered 5.4 MMbo and 6.5 Bcf from the target location, one of the main oil productive formations in the area. The field was prematurely abandoned in 1995 before it had reached the economic limit as a result of the redirection of the Mississippi River which covered the surface locations of the wells. Because the target bottom hole location (approximately 9,500 feet vertical depth) is under the river, the initial well was directionally drilled at a fifty-degree angle from a surface location 5,500 feet to the southeast of the target bottom hole location. The required total drilled footage was approximately 11,700 feet. We are currently finishing the completion of the initial well. The Company owns a 25% working interest before payout and 18.75% after payout in the first well. The Company owns a 18.75% working interest in all subsequent wells before and after payout.

Our internal engineering and geological study of the Massive sand in the project indicates that the initial well has targeted recoverable reserves of approximately 350,000 barrels of oil and 2 million cubic feet of natural gas. We estimate that an additional 3-4 developmental wells will be drilled representing targeted recoverable reserves for all wells of 1.4 million barrels of oil and 800 million cubic feet of natural gas from the field.

COLORADO COUNTY, TEXAS - Tait Projects - This natural gas prospect has the potential of up to 5 locations on 1,250 net acres. The primary targets are two zones in the Upper Wilcox, one at 9,900 feet and one at 10,200 feet. Petrosearch has a 10% working interest in this project.

BURLESON COUNTY, TEXAS - This is a multi-well natural gas project in the Giddings Austin Chalk Field that includes a mix of 15 development and step-out locations. The project is currently leasing acreage and will lease up to a maximum of about 10,000 acres. The locations are proposed dual lateral horizontal wells with target zones in the Austin Chalk and the Georgetown formations at a vertical depth of about 10,000 feet and a total measured depth of about 13,000 feet. Petrosearch will have up to a 37.5% working interest depending upon its leasehold contribution to the project.

CENTRAL MISSISSIPPI - We have identified three Tuscaloosa prospects in the Mississippi Inland Salt Basin. Prospect #1 is a channel sand at 6,250 feet. Seismic data indicates a closure of approximately 400 acres with a potential of five locations. Tuscaloosa Prospect #2 is a rollover anticline in a downthrown fault block at 6,550 feet. Seismic data indicates a closure of approximately 150 acres with a potential of two locations. Prospect #3 is a faulted anticline in an upthrown fault block at 6,750 feet. Seismic data indicates a closure of approximately 550 acres with a potential of six locations. Leases are being acquired and seismic data on the prospects is being reprocessed. We currently own 100% of the three prospects and plan to spud the first well in December 2005.

The Capital requirement for the projects associated with the revised credit agreement (described above) is $17.4 million, of which approximately $11 million will be spent in 2005-2006.

OTHER  OPERATIONS/PROSPECTS

ROBERTS COUNTY, TEXAS - We have entered into an agreement to purchase 100% working interest in 1780 acres of leases in the Quinduno Field, located in Roberts County, Texas in the Anadarko Basin. The Ryder Scott Company has estimated the property's proved reserves to be 2.59 million barrels of oil
(MMbo) and 1.4 billion cubic feet (Bcf) of natural gas. In accordance with SEC guidelines, using flat prices as of September 30, 2005 of $66.23 per barrel of oil and $14.32 per Mcf of gas (after adjustment), estimated Future Net Revenues
(FNR) after capital expenditures for development from proved reserves is $101.7 million and the FNR discounted at 10% or present value (PV-10) is $45.5 million. These proved reserves will be extracted using conventional waterflood technology. We intend to initiate the waterflood project within the next 6 months. Total development capital requirements for the entire project are estimated to be $17.5 million.

We continue to strive to develop and evaluate new prospects. Currently we are in various stages of negotiation for several significant projects/prospects.

RESULTS  OF  OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this filing.

The factors that most significantly affect our results of operations are: (i) the sale prices of crude oil and natural gas; (ii) the amount of production sales; and (iii) the amount of lease operating expenses. Sales of production and level of borrowings are significantly impacted by our ability to maintain or increase production and reserves from existing oil and gas properties through exploration and development activities.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Consolidated oil and gas production revenues for the nine months ended September 30, 2005 were $1,617,520 versus $4,048,880 for the nine months ended September 30, 2004. The decrease was primarily due to significantly lower production from our North Dakota well and the sale of our interests in the Blue Ridge Field. Beginning in April 2004, our North Dakota Lodgepole reef well started to decline due to pressure depletion, and production continued to decline from approximately 16,000 barrels of oil net to our share per month in March, 2004, to less than 2,000 barrels of oil net to our share per month in September, 2005. However, we plan to drill a 9,900 foot injection well into the base of the productive reef during the fourth quarter of 2005 or first quarter of 2006 for the purpose of re-pressuring the reservoir and increasing the production of the well.

The decrease in revenue is also attributed to the sale of our Blue Ridge Field property in Fort Bend County, Texas effective July 1, 2005 which previously accounted for an average of 1,845 barrels of oil per month of production.

Our revenue will principally be dependent upon the success of the acquisition and development of future quality prospects as well as the market price for crude oil and natural gas.

We have not previously utilized any hedging instruments and have no plans to do so in the foreseeable future.

LEASE  OPERATING  AND  PRODUCTION  TAX  EXPENSE

Lease operating and production tax expense for the nine months ended September 30, 2005, and September 30, 2004, were $467,091 and $633,030, respectively.
These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities. The decrease in lease operating expense and production taxes is due to the significant decrease in revenues from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

DEPLETION,  DEPRECIATION  AND  AMORTIZATION

Costs for depletion, depreciation and amortization for the nine month periods ended September 30, 2005, and September 30, 2004, were $540,684 and $993,032, respectively. This decrease can be attributed to lower production in the nine month period ended September 30, 2005 compared with the same period in 2004. The decrease resulting from lower production was partially offset by the effects of the unamortized cost basis in 2005 being higher than the unamortized cost basis in 2004.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for the nine months ended September 30, 2005, and September 30, 2004, were $2,159,950 and $2,393,260 respectively. The decrease of $233,310 was due to several reasons: (a) in the first quarter of 2004 the Company was a startup company in the early stages of implementing a merger which caused increases in legal and accounting costs; and (b) a difference in management philosophy in the first quarter of 2004 as opposed to the management philosophy for the same period in 2005. In the first quarter 2004 the Company had just established significant production in North Dakota with the belief that there were many more of those discoveries and management felt the need to increase the Company's resources to establish an infrastructure that would handle rapid growth. For the same period in 2005, management's philosophy has been more focused on reducing the company's capital risk, operating and general and administrative expenses. Specific areas of general and administrative expenses that have decreased from the nine months ended September 30, 2004 to the same period in 2005 are professional services, legal expenses, accounting and travel.

NET  LOSS  FROM  OPERATIONS

We generated a net loss from operations of $1,550,205 or $(0.06) per share for the nine months ended September 30, 2005, compared to a net income from operations of $29,558 or $0.00 per share, for the nine months ended September 30, 2004. The $1,579,763 variance is related mainly to the fact that revenues decreased a total of $2,431,360 from the same period in 2004 to 2005. Although total costs and expenses decreased approximately $851,597 from 2004 to the same period in 2005, the loss of revenue was much more significant. The decrease in revenue was due primarily to the decrease in the production of our North Dakota well (as discussed herein) due to pressure depletion.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Consolidated oil and gas production revenue for the quarter ended September 30, 2005 was $240,005 versus $684,969 for the quarter ended September 30, 2004. The decrease was primarily due to significantly lower production from our North Dakota well as a result of pressure depletion beginning in 2004 and the sale of our interests in the Blue Ridge Field. However, we plan to drill a 9,900 foot injection well into the base of the productive reef during the fourth quarter of 2005 or first quarter of 2006 for the purpose of re-pressuring the reservoir and increasing the production of the well.

The decrease in revenue can also be attributed to the sale of our Blue Ridge Field property in Fort Bend County, Texas effective July 1, 2005 which previously accounted for an average of 1,845 barrels of oil per month of production.

Our revenue will principally be dependent upon the success of the acquisition and development of future quality prospects as well as the market price for crude oil and natural gas.

We have not previously utilized any hedging instruments and have no plans to do so in the foreseeable future.

LEASE  OPERATING  AND  PRODUCTION  TAX  EXPENSE

Lease operating and production tax expense for the quarters ended September 30, 2005 and 2004 were $140,030 and $215,258, respectively. These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities. The decrease in lease operating expense and production taxes is due to the significant decrease in revenues from the three months ended September 30, 2004 to the three months ended September 30, 2005.

DEPLETION,  DEPRECIATION  AND  AMORTIZATION

Costs for depletion, depreciation and amortization for the quarters ended September 30, 2005, and 2004, were $54,738 and $504,280 respectively. This decrease can be attributed to lower production in the third quarter of 2005 compared with the third quarter of 2004, partially offset by the effects of the unamortized cost basis in 2005 being higher than the unamortized cost basis in 2004.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for the quarters ended September 30, 2005, and 2004, were $784,005 and $673,866, respectively. The increase can be attributed to the hiring of several technical and financial employees during 2005.

NET  LOSS/INCOME  FROM  OPERATIONS

We generated a net operating loss of $738,768 or $(0.03) per share, for the quarter ended September 30, 2005, compared to net operating loss of $708,435 or $(0.04) per share, for the quarter ended September 30, 2004. The $30,333 variance is related mainly to the fact that revenues decreased a total of $444,964 from the same period in 2004 to 2005, offset by a decrease in total costs and expenses of $414,631 from 2004 to the same period in 2005. The decrease in revenue was due primarily to the decrease in the production of our North Dakota well (as discussed herein) due to pressure depletion.

OFF-BALANCE  SHEET  ARRANGEMENTS

We had no off-balance sheet arrangements during the fiscal quarter ended September 30, 2005.

ITEM 3.       CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, that being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

                           PART II--OTHER INFORMATION
                           --------------------------

ITEM 1.       LEGAL  PROCEEDINGS

          There have been no reportable events in the quarter ended September 30, 2005.

ITEM 2.       UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS

          There have been no sales of unregistered equity securities during the quarter ended September 30, 2005.


ITEM 3.       DEFAULTS  UPON  SENIOR  SECURITIES

          There has been no default upon senior securities during the quarter ended September 30, 2005.

ITEM 4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There has been no submission of any matters to a vote of security holders during the quarter ended September 30, 2005.

ITEM 5.       OTHER  INFORMATION

               None

ITEM 6.       EXHIBITS


(a)  EXHIBITS

-----------------------------------------------------------------------
EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------

31.1            Rule 13a-14(a) Certification of Chief Executive Officer

-----------------------------------------------------------------------
31.2            Rule 13a-14(a) Certification of Chief Financial Officer

-----------------------------------------------------------------------
32.1            Section 1350 Certification of Chief Executive Officer

-----------------------------------------------------------------------
32.2            Section 1350 Certification of Chief Financial Officer

-----------------------------------------------------------------------

--------------------------------------------------------------------------------

SIGNATURES
----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSEARCH ENERGY CORPORATION

Date: NOVEMBER 14, 2005



By:    s/s  Richard  Dole
       ------------------
       RICHARD  DOLE
       CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN