Form 10QSB
period 2006-03-31
PETROSEARCH ENERGY CORP
filed 2006-05-12
CIK 1288382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2006

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

                                 (713) 961-9337

                           (Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [_]  No [X]

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days.   Yes [X]     No [_]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,099,570 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MAY 9, 2006


Transitional Small Business Disclosure Format (check one): Yes  [_]   NO  [X]

                         PETROSEARCH ENERGY CORPORATION

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX


PART I - FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    ITEM 3.  CONTROLS AND PROCEDURES


PART II--OTHER INFORMATION

    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    ITEM 6.  EXHIBITS


SIGNATURES

ITEM 1.       FINANCIAL  STATEMENTS


                                         PETROSEARCH ENERGY CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                      MARCH 31, 2006 AND DECEMBER 31, 2005

     ASSETS                                                                          MARCH 31,     DECEMBER 31,
     -----                                                                          ----------     ------------
                                                                                        2006           2005
                                                                                        ----           ----
                                                                                     (UNAUDITED)    (SEE NOTE)
                                                                                     -----------    ----------
Current assets:
  Cash                                                                              $ 1,960,093   $   4,052,844
  Accounts receivable:
    Joint owners, net of allowance of $83,073                                         1,164,932       1,344,344
    Oil and gas production sales                                                         60,335           9,345
  Prepaid expenses                                                                      548,099         517,482
                                                                                    ----------------------------

      Total current assets                                                            3,733,459       5,924,015
                                                                                    ----------------------------

Property and equipment:
Oil and gas properties, full cost method of accounting:
    Properties subject to amortization                                               12,494,824      11,849,520
    Properties not subject to amortization                                            6,617,580       3,513,597
    Other property and equipment                                                        147,047         147,047
                                                                                    ----------------------------

      Total property and equipment                                                   19,259,451      15,510,164

  Less accumulated depreciation, depletion and amortization                          (2,003,380)     (1,966,000)
                                                                                    ----------------------------

    Property and equipment, net                                                      17,256,071      13,544,164

Prepaid oil and gas costs                                                               241,189          81,603

Other assets                                                                             12,731          66,462
                                                                                    ----------------------------

      Total assets                                                                  $21,243,450   $  19,616,244
                                                                                    ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                                                 $ 1,264,204   $     908,168
  Accounts payable                                                                      710,694         561,546
  Accrued liabilities                                                                   373,012         750,036
                                                                                    ----------------------------

    Total current liabilities                                                         2,347,910       2,219,750
                                                                                    ----------------------------
Long-term debt, net of current portion                                                2,190,056       2,537,251
Other long-term obligations                                                             669,229         670,456
                                                                                    ----------------------------
      Total liabilities                                                               5,207,195       5,427,457

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
    Series A  8% convertible preferred stock, 1,000,000 shares authorized; 483,416 shares issued and outstanding at March 31, 2006 and December 31, 2005,
    respectively                                                                        483,416         483,416
    Series B convertible preferred stock, 100,000 shares authorized;                     43,000          43,000
    43,000 shares issued and outstanding
  Common stock, par value $0.001 per share, 100,000,000 shares                           31,068          28,497
  Authorized; 31,068,300 and 28,497,761 shares issued and outstanding at March
  31, 2006 and December 31, 2005, respectively.
  Additional paid-in capital                                                         21,324,355      18,089,828
  Unissued common stock                                                                       -         545,000
  Accumulated deficit                                                                (5,845,584)     (5,000,954)
                                                                                    ----------------------------

      Total stockholders' equity                                                     16,036,255      14,188,787
                                                                                    ----------------------------

      Total liabilities and stockholders' equity                                    $21,243,450   $  19,616,244
                                                                                    ============  ==============

Note:  The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  See accompanying notes to unaudited condensed
                                        consolidated financial statements

                         PETROSEARCH ENERGY CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                  2006          2005
                                              ------------  ------------
Oil and gas production revenues               $   121,914   $   654,164
                                              --------------------------

Operating costs and expenses:
  Lease operating and production taxes            161,690       177,060
  Depreciation, depletion and amortization         37,381       334,459
  General and administrative                      722,548       638,080
                                              --------------------------

    Total costs and expenses                      921,619     1,149,599
                                              --------------------------

Operating loss                                   (799,705)     (495,435)
                                              --------------------------

Other income (expense):
  Interest income                                  19,592           416
  Interest expense                                (64,517)      (49,303)
                                              --------------------------

    Total other income (expense)                  (44,925)      (48,887)

      Net loss                                $  (844,630)  $  (544,322)
                                              ============  ============

Basic and diluted net loss per common share   $     (0.03)  $     (0.03)
                                              ============  ============

Weighted average common shares                 29,327,487    18,144,067
                                              ============  ============

                  See accompanying notes to unaudited condensed
                        consolidated financial statements

                                                  PETROSEARCH ENERGY CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                              SERIES A          SERIES B
                                          -----------------  ---------------                                             TOTAL
                         COMMON STOCK      PREFERRED STOCK   PREFERRED STOCK   ADDITIONAL    UNISSUED      ACCUM-        STOCK
                     -------------------  -----------------  ---------------    PAID-IN       COMMON       ULATED       HOLDERS
                       SHARES    AMOUNT   SHARES    AMOUNT   SHARES  AMOUNT     CAPITAL       STOCK       DEFICIT        EQUITY
                     ----------  -------  -------  --------  ------  -------  ------------  ----------  ------------  ------------

Balance at
December 31,         28,497,761  $28,497  483,416  $483,416  43,000  $43,000  $18,089,828   $ 545,000   $(5,000,954)  $14,188,787
2005

Common Stock
issued for cash       1,928,576    1,929                                        2,698,078                               2,700,007

Common stock
issued  for oil and     500,000      500                                          544,500    (545,000)                        -0-
gas properties

Common Stock
issued - exercise       141,963      142                                          138,982                                 139,124
of warrants

Offering costs
related to private                                                               (147,033)                               (147,033)
placement

Net loss                                                                                                   (844,630)     (844,630)
                     ----------  -------  -------  --------  ------  -------  ------------  ----------  ------------  ------------

Balance at March
31, 2006             31,068,300  $31,068  483,416  $483,418  43,000  $43,000  $21,324,355   $       0   $(5,845,584)  $16,036,255
                     ==========  =======  =======  ========  ======  =======  ============  ==========  ============  ============

                                    PETROSEARCH ENERGY CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



                                                                                 2006         2005
                                                                             ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                     $  (844,630)  $ (544,322)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
  Depletion, depreciation and amortization expense                                37,380      334,459
  Amortization of deferred compensation                                                -       18,750
  Amortization of deferred rent                                                   (1,227)           -
  Amortization of debt discount and financing costs                                8,841            -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                            128,422     (229,266)
  Amortization of financing costs                                                 10,722            -
  Prepaid expenses and other assets                                               12,392     (360,740)
  Accounts payable and accrued liabilities                                       (32,617)     (91,993)
                                                                             -------------------------

NET CASH USED IN OPERATING ACTIVITIES                                           (680,717)    (873,112)
                                                                             -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchases and development of properties     (3,749,286)    (184,616)
  Prepayments for oil and gas properties, net                                   (159,586)           -
  Payments of accounts payable for property                                     (195,259)           -
                                                                             -------------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (4,104,131)    (184,616)
                                                                             -------------------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                                       2,692,097      620,812
  Proceeds from notes payable                                                               1,250,000
  Repayment of notes payable                                                                 (830,000)
                                                                             -------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      2,692,097    1,040,812
                                                                             -------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,092,751)     (16,916)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,052,844    1,100,568
                                                                             ============  ===========

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,960,093   $1,083,652
                                                                             ============  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $    90,695   $   24,885
                                                                             ============  ===========

  Income taxes paid                                                          $         -   $        -
                                                                             ============  ===========

            See accompanying notes to unaudited condensed consolidated financial statements

                         PETROSEARCH ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying un-audited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Petrosearch Energy Corporation (the "Company") for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to the utilization of net operating loss carry-forwards and a valuation allowance recorded against net deferred tax assets.

3.   CAPITAL  RAISE
     --------------

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

4.   PURCHASE  OF  INTERESTS  IN  OIL  AND  GAS  PROPERTIES
     ------------------------------------------------------

     BARNETT  SHALE,  5  COUNTIES,  TEXAS

     On May 9, 2006, the Company entered into a Heads of Agreement ("ExxonMobil/Harding Agreement") with Exxon Mobil Corporation, Harding Company, Eagle Oil & Gas Co., PS Gas Partners, LLC, and Gas Partners, L.P. The ExxonMobil/Harding Agreement addresses the economic terms of the project, provides the alternative structure under which the new integrated venture in the Barnett Shale Project will operate, and provides the structure within which the parties will negotiate definitive agreements. Formation of the new integrated venture is conditioned upon execution of definitive agreements. The ExxonMobil/Harding Agreement also extends for 60 days Exxon Mobil Corporation's preferential purchase rights and preserves all Petrosearch's legal rights under the Amended and Restated Program Agreement.

     The First Amended and Restated Program Agreement followed a June 29, 2005 Lease Acquisition and Development Agreement between Exxon Mobil Corporation and Harding Company and a Memorandum of Understanding Regarding Gas Evacuation from ExxonMobil and Harding Barnett Shale E&P Venture covering the project (the "ExxonMobil/Harding Agreements").

     At the time of the execution of the First Amended and Restated Program Agreement, Harding had not obtained from ExxonMobil consent to transfer and a waiver of Exxon/Mobil's a preferential purchase right set forth in the ExxonMobil/Harding agreement. At the time of the Company's execution of and initial funding under the First Amended and Restated Program Agreement, the Company did not have a direct contractual relationship with ExxonMobil. The Company believed that all conditions necessary to assign and convey the working interest from Harding had been met. The Company subsequently learned that ExxonMobil had not waived the contingencies and that ExxonMobil desired to explore possible alternative ownership structures beneficial to all concerned before making a determination with respect to the preferential right to purchase.

     In the event that the parties cannot formulate the Definitive project agreements before 60 days from May 9, 2006, Exxon Mobil could exercise its preferential purchase right which, if exercised, would prevent the Company's participation in the project. In the event of such a loss of this opportunity to participate in the project, the Company's legal rights are not prejudiced by the Heads of Agreement and the Company would then expect to pursue all potential remedies available to us relating to the factual circumstances surrounding these agreements.

     We also signed a letter agreement ("Letter Agreement") on May 7, 2006 with Harding Company that defines the terms of participation and interest between Harding Company and Petrosearch in the formation of a new venture entity. The terms of the Letter Agreement are subject to the completion of the definitive agreements as outlined in the ExxonMobil/Harding Agreement.

     QUINDUNO  FIELD,  ROBERTS  COUNTY,  TEXAS

     On November 15, 2005, the Company closed on an agreement to purchase a 100% working interest in 1780 acres of leases in the Quinduno Field located in Roberts County, Texas from Quinduno Energy, L.L.C. The agreement provided for the payment of the purchase price of $2,000,000 cash and 3,000,000 shares of unregistered common shares of the Company to occur in three phases as the project progresses. Should the project not proceed past the first phase, Petrosearch's maximum obligation would be $750,000 in cash and 1,000,000 unregistered common shares plus the cost of capital expenditures for the first phase which are estimated to be $2,900,000. The project is in the first phase of the water flood. Upon completion of the entire project, the seller will back in for a 10% working interest after Petrosearch has been repaid all capital expenditure costs plus $9.5 million.

     LODGEPOLE  REEF,  STARK  COUNTY,  NORTH  DAKOTA

     Effective September 28, 2005, the Company purchased a 21.25% working interest in the Gruman #18-1 Well and Gruman Leases for $637,500 increasing the Company's working interest in the properties to 85%.

5.   AMENDED  AND  RESTATED  REVOLVING  CREDIT  AGREEMENT
     ----------------------------------------------------

     On September 29, 2005, the Company entered into an amended and restated revolving credit agreement to borrow up to $10,000,000 over a two-year period to October 1, 2007, from a private, non-public entity. The note matures on April 1, 2008. As of March 31, 2006, the balance outstanding under the line of credit agreement was $3,525,000, $1,264,204 of which is due in the next twelve months.

6.   STOCK  WARRANTS
     ---------------

     In the past, the Company has periodically issued incentive stock warrants to officers, executives, directors, and consultants to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such warrants has been approved by the Board of Directors. The exercise price of a warrant granted is determined by the fair market value of the stock on the date of grant.

     In  December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS
     123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as stock-based compensation expense in the Company's Consolidated Statements of Operations based on their fair values. Proforma disclosure is no longer an alternative, as was permitted by SFAS 123. Until the adoption of the provisions of SFAS 123(R) on January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and warrants because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", required use of option valuation models that were not developed for use in valuing employee stock options or warrants. Under APB 25, if the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     Currently, the Company has no plans to issue stock warrants to any parties other than in financing arrangements with third parties. Consequently, based on current plans, the adoption of SFAS 123(R)'s fair value method will not have a significant impact on the Company's future results of operations or financial position. The adoption of SFAS 123(R) will not result in any compensation charges in 2006 related to options outstanding at December 31, 2005, because all employee stock options were vested as of December 31, 2005. There was no compensation expense related to warrants during the three month periods ended March 31, 2006 and 2005.

     Although it is no longer required, due to the adoption of SFAS 123(R), proforma information regarding net income and earnings per share was required by Statement 123 and 148 (included for purposes of 2005 proforma comparison), and has been determined as if the Company had accounted for its employee stock warrants under the fair value method of these Statements. For warrants granted to employees or directors during the three months ended March 31, 2006 and 2005, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                          MARCH              MARCH
                          31, 2006           31, 2005
                          -----------------  --------------
     Dividend yield                  - 0 -           - 0 -

     Expected volatility                70%           180 %

     Risk free interest               3.00%           2.25%

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

                                                    THREE  MONTHS  ENDED
                                                    MARCH  31,

                                                            2005
                                                    --------------------
     Net income (loss), as reported                 $          (544,322)
     Less stock-based compensation calculated in
     accordance with SFAS 123                                  (540,000)
                                                    --------------------

     Proforma net loss                                       (1,084,322)
                                                    ====================
     Basic and fully diluted net income (loss) per
     common share, as reported                      $             (0.03)
                                                    ====================
     Basic and fully diluted proforma net loss per
     common share                                   $             (0.06)
                                                    ====================

     A summary of the Company's warrant activity and related information for the three months ended March 31, 2006 follows:

                                                                        WEIGHTED
                                    NUMBER OF                            AVERAGE
                                  SHARES UNDER         EXERCISE         EXERCISE
                                     WARRANT             PRICE            PRICE
                                  -------------       -----------       ---------
     Balance outstanding at
       December 31, 2005             8,495,045        $0.98-$9.75       $    3.57

       Issued                        1,060,715        $      2.00       $    2.00
       Exercised                      (142,462)       $      0.98       $    0.98
                                  -------------

     Balance outstanding at
       March 31, 2006                9,413,298        $0.98-$9.75       $    3.43
                                  =============

     A  summary  of  outstanding stock warrants at March 31, 2006 is as follows:

                                                               WEIGHTED
      NUMBER OF                      REMAINING                  AVERAGE
     COMMON STOCK                    CONTRACTED    EXERCISE    EXERCISE
     EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)     PRICE       PRICE
     ------------  ---------------  ------------  -----------  ---------

          488,312      August 2006           .42  $      0.98  $    0.98
           92,308    November 2008          2.67  $      0.98  $    0.98
          615,385   September 2006           .44  $      1.63  $    1.63
           76,923    November 2008          2.67  $      1.63  $    1.63
        1,076,923    November 2006           .67  $      9.75  $    9.75
          211,538    February 2007          1.92  $      9.75  $    9.75
           30,769       March 2007          1.00  $      9.75  $    9.75
          300,000       April 2007          1.09  $      9.75  $    9.75
          161,538         May 2007          1.17  $6.50-$9.75  $    7.27
           76,923        July 2007          1.25  $5.20-$6.50  $    6.24
          269,231   September 2007          1.42  $4.88-$5.20  $    5.15
          100,000    November 2007          1.67  $      2.00  $    2.00
           20,000      August 2008          2.37  $      1.95  $    1.95
        4,832,733    November 2008          2.67  $      1.95  $    1.93
        1,060,715    February 2009          3.91  $      2.00  $    2.00
     ------------

        9,413,298
     ============

7.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the three months ended March 31, 2006 there were no related party transactions.

8.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the three months ended March 31, 2006 and 2005, the Company engaged in non-cash financing and investing activities as follows:

                                                        2006      2005
                                                      --------  --------
     Reduction of prepaid services for development
       of oil and gas properties                      $      -  $  4,476
                                                      ========  ========

     Increase in accounts payable for property costs  $      -  $956,895
                                                      ========  ========

     Purchase of property for stock                   $545,000  $      -
                                                      ========  ========

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2006 and 2005:

                                                    2006            2005
                                               --------------  --------------
     Net loss                                  $    (844,630)  $    (544,322)
     Less:  Preferred stock dividends                 (9,668)         (9,668)
                                               ------------------------------

     Net loss available to common
       stockholders (numerator)                $    (854,298)  $    (553,990)
                                               ==============  ==============

     Weighted average shares of common stock
       (denominator)                              29,327,487      18,144,067
                                               ==============  ==============

     Basic and diluted net loss per share      $       (0.03)  $       (0.03)
                                               ==============  ==============

10.  SUBSEQUENT  EVENTS
     ------------------

     On April 7, 2006 the Company drew down $1,800,000 from its revolving credit facility. Proceeds of the credit line are to be used to finance activity related to the designated eight prospects including costs associated with acquisitions of oil and gas leases, oil and gas drilling, reworking, production, transportation, marketing and plugging activities under the leases, and all lender charges and fees. Advances under the amended and restated revolving credit agreement bear interest at a rate of the Wall Street Journal Prime Rate plus three percent (3%) per year. Each advance of principal under the amended facility is treated as a separate loan and is repayable in six (6) interest only installments followed by up to twenty four (24) principal and interest installments based upon a 30-month amortization. The principal balance outstanding on the credit facility as of May 9, 2006 is $5,207,500.

     On May 5, 2006 the Company sold its 1,500,000 shares of Texcomm Stock for a total of $1,000,000. The Company acquired the shares in November 2003 pursuant to a merger and a sale of a subsidiary.

     On May 9, 2006, the Company entered into a Heads of Agreement ("ExxonMobil/Harding Agreement") with Exxon Mobil Corporation, Harding Company, Eagle Oil & Gas Co., PS Gas Partners, LLC, and Gas Partners, L.P. The ExxonMobil/Harding Agreement addresses the economic terms of the project, provides the alternative structure under which the new integrated venture in the Barnett Shale Project will operate, and provides the structure within which the parties will negotiate definitive agreements. Formation of the new integrated venture is conditioned upon execution of definitive agreements. The ExxonMobil/Harding Agreement also extends for 60 days Exxon Mobil Corporation's preferential purchase rights and preserves all Petrosearch's legal rights under the Amended and Restated Program Agreement.

     We signed a letter agreement ("Letter Agreement") on May 7, 2006 with Harding Company that defines the terms of participation and interest between Harding Company and Petrosearch in the formation of a new venture entity. The terms of the Letter Agreement are subject to the completion of the definitive agreements as outlined in the ExxonMobil/Harding Agreement.

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

The second project is the Barnett Shale project covered by the ExxonMobil/Harding Agreement as described herein. The ExxonMobil/Harding Agreement addresses the economic terms of the project, provides the alternative structure under which the new integrated venture in the Barnett Shale Project will operate, and provides the structure within which the
parties  will  negotiate  definitive  agreements.   Formation  of  the  new
integrated venture is conditioned upon execution of definitive agreements. These Agreements provide for our participation with Harding Company and other oil and gas companies in the development of an Area of Mutual Interest representing a total of 1.6 million acres of Barnett Shale lands located in five North Texas Counties.

Should the parties not be able to formulate the Definitive project agreements before 60 days from May 9, 2006, ExxonMobil could exercise its preferential purchase right which, if exercised, would prevent the our participation in the project. In the event of such a loss of this opportunity to participate in the project, our legal rights are not prejudiced by the Heads of Agreement and the Company would then expect to pursue all potential remedies available to us relating to the factual circumstances surrounding these agreements.

We also signed a letter agreement ("Letter Agreement") on May 7, 2006 with Harding Company that defines the terms of participation and interest between Harding Company and Petrosearch in the formation of a new venture entity. The terms of the Letter Agreement are subject to the completion of the definitive agreements as outlined in the ExxonMobil/Harding Agreement.

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

FINANCIAL ADVISORS

On December 21, 2005, we engaged the Corporate Finance Division of Macquarie Securities (USA) Inc. as an exclusive financial advisor. Macquarie's services will be utilized in connection with debt or equity transactions the Company may contemplate.

PRIVATE  PLACEMENTS

In February 2006, we completed sales of $2.7 million of our common stock in a private offering. We received net proceeds of approximately $2.56 million which are to be used for general corporate purposes, including the drilling of projects in our prospect inventory.

REVOLVING  CREDIT  AGREEMENT

On September 29, 2005, the Company entered into an amended and restated revolving credit agreement to borrow up to $10,000,000 over a two-year period to October 1, 2007, from a private, non-public entity. As of March 31, 2006, the balance outstanding under the line of credit agreement was $3,525,000, $1,264,204 of which is due in the next twelve months.

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

CURRENT  PROJECTS  AND  CAPITAL  REQUIREMENTS

BARNETT SHALE PROJECT - In February 2006, we entered into a First Amended and Restated Program Agreement (the "First Amended and Restated Program Agreement") with Harding Company (Dallas, Texas) which provides for our participation with Harding Company and other oil and gas companies in the development of an Area of Mutual Interest representing a total of 1.6 million acres of Barnett Shale lands located in five North Texas Counties. The first well was spudded on February 8, 2006, in Tarrant County, Texas, casing was cemented at 9,264 feet total depth on March 4th, and this initial well is awaiting fracture stimulation and completion. The second well in the project was spudded on March 15, 2006, in Ellis County and is drilling at 11,460 feet as of this filing. This project is subject to the pending resolution of all matters relating to the First Amended and Restated Program Agreement between the Company and Harding, and the contingencies set forth in the ExxonMobil/Harding Agreement as previously described herein.

NORTH TEXAS/PANHANDLE WATER FLOOD PROJECT - In November 2005, we acquired a 100% working interest in 1,755 acres in the Quinduno Field in Roberts County, Texas, in the Anadarko Basin. The Company's working interest reduces to 90% at payout, including the cost of acquisition. Proved reserves are estimated by Ryder Scott to be 2.0 MMbo and 1.1 Bcf of gas with an SEC PV-10 value of $33.7 million (at December 31, 2005). The purchase price (in November 2005) equated to $3.37 per proved barrel of oil equivalent (boe) based on a conversion factor of 6 Mcf/bo. As operator, we intend to extract the reserves through conventional water flood technology. The first phase of the project began in March 2006 with the drilling of a new well, the Maddox #42, for production to a depth of 4,495 feet. An unexpected oil saturated fourteen foot limestone interval was found, and tested, approximately 180 feet below the top of the target water flood horizon (Lower Albany Dolomite). The reservoir appears to be normally pressured and does not appear to have been produced in the past. The well was completed April 13, 2006, and is producing at the rate of approximately 8 to 12 BOPD. As a result of this new zone discovery, the company is evaluating plans to develop the zone without interfering with the planned water flood development. During 2006, a minimum of 4 old wells will be converted to injection wells and water injection will begin.

SW GARWOOD, COLORADO COUNTY, TEXAS - The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, is expected to pay out by the end of the second quarter of 2006 from the first of 5 potentially productive zones. The well is currently producing approximately 467 Mcfd with 7 barrels of condensate. After payout we will back-in for 33-1/3% working interest until payout of all project money spent to-date, including acquisition costs, at which time our working interest will reduce to 13.33%.

The second well, Pintail Flats #1, was completed and fracture stimulated in May, 2005 in the deepest sands penetrated by the well in the Lower Wilcox formation. Completion problems resulting from the fracture treatment have resulted in the well performing below expectations (producing approximately 170 Mcfd) from this zone. The well has an additional 5 potentially productive zones in the Lower Wilcox and 3 in the Upper Wilcox. An engineering review of available data to determine the best way to maximize the production rate from the well has been completed. Plans are being made to re-complete and stimulate the well in 3 or 4 of the shallower Lower Wilcox zones by the end of the second quarter.

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

BUENA VISTA, JEFFERSON COUNTY, MISSISSIPPI - We fracture stimulated and tested approximately 80 feet of potentially productive sands at the base of the Hosston zone without establishing commercial production in the Phillips-Burkley #1 well during 2005. The presence of gas was established but production rates were non-commercial. These sands have been abandoned and we plan to test and complete the well in a portion of approximately 280 feet of potentially productive Hosston sands up-hole, which appear to have superior reservoir properties compared to the sands already tested. We plan to complete the work by the end of June.

The Phillips-Burkley # 1, an exploratory gas well on a leasehold position of 7,481 acres, has been funded by our drilling partner. We are the operator and have a 50% working interest in the well and acreage. If commercial reserves can be established, the structure could support in excess of 22 additional wells.

AIRPORT PROSPECT, WOODWARD COUNTY, OKLAHOMA - We farmed out this 640-acre prospect in November 2005 and retained a 10% working interest. The initial well, the Corbett N 13 #1 was spudded on March 7, 2006, and reached total depth of 8,323 feet in the Morrow Sands on March 27, 2006. Three sands were perforated and tested gas. The well is currently awaiting fracture stimulation.

PROJECTS  ASSOCIATED  WITH  REVISED  CREDIT  AGREEMENT

GRUMAN PROSPECT, STARK COUNTY, NORTH DAKOTA - In September 2005, we purchased an additional 21.25% working interest, giving us an 85% working interest in this Lodgepole Reef oil well. On March 28, 2006, we spudded a well (the Gruman 18-3) intended to be either an increased density well or a water injection well, updip of the Gruman 18-1. The well reached total depth of 9.890 feet on April 14, 2006, and is being completed as an injection well.

Proved developed reserves in the prospect to our share of the well as of December 31, 2005, are 309 Mbo and 82 MMcf of natural gas, as estimated by a third party engineering firm, McCartney Engineering, LLC.

RODNEY ISLAND, TENSAS PARISH, LOUISIANA - In October 2005, we took over operations of the Harper Z-1 well on the Rodney Island prospect from the previous operator after casing was set and cemented. Downhole mechanical difficulties hindered our attempt to complete the well, which was directionally drilled to a measured depth of 11,701 feet (vertical depth = 9,373 feet) and logged approximately 19 feet of oil sand in the Tuscaloosa Massive Sand. We are now finalizing our well program and rig selection for sidetracking the well to improve wellbore conditions. We expect the work to be done by the end of July.

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

TAIT PROJECTS - COLORADO COUNTY, TEXAS - This is a natural gas prospect with the potential of up to 7 locations on 1,250 net acres. The prospects consist of two primary targets in the Upper Wilcox at approximately 10,000 feet. All acreage has been leased and we have acquired and analyzed 3-D seismic data on the prospect. The initial well, the Sealy #1, was spudded April 25 and is drilling near total projected depth of 10,900 feet. Four wells in the project are planned for 2006. We have a 10% non-operated working interest.

BURLESON COUNTY, TEXAS, PROJECTS -- A multi-well natural gas project that includes a total of 15 development and step-out locations in the Austin Chalk and Georgetown formations at approximately 10,000 feet vertical depth on a targeted leasehold position of approximately 11,000 acres, with 7,361 net acres having been leased. Horizontal wells are planned with total measured length of approximately 13,000 feet. The initial well is planned to be spudded in the third quarter of 2006 with a second well planned in the fourth quarter of 2006. We will have a 37.5% non-operated working interest in the project.

MISSISSIPPI TUSCALOOSA PROJECTS -- We have identified five Tuscaloosa oil prospects in the Mississippi Inland Salt Basin, in Yazoo County, comprising a maximum of 2,295 acres and up to 18 potential drilling locations. Eight locations are planned to be drilled in 2007, ranging from 6,150 feet to 7,500 feet in depth. Approximately 55% of the required acreage has been leased. Seismic data on the prospects has been reprocessed and confirmed our original geological analysis. We own 100% of the prospects and will operate the project.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES

Consolidated oil and gas production revenue for the quarter ended March 31, 2006 was $121,914 versus $654,164 for the quarter ended March 31, 2005. The decrease was primarily due to our North Dakota well being down from October, 2005 until March, 2006 as a result of the pump being down. However, we have drilled a 9,900 foot increased density well into the base of the productive reef in April 2006 for the purpose of re-pressuring the reservoir and increasing the production of the well. We are currently awaiting the completion of the new well.

Other projects that may have a near term affect on our revenues are 1) the first well in the SW Garwood project should payout in the second quarter of 2006, 2) the first well in the Rodney Island project will be sidetracked and completed in the second quarter of 2006, 3) the first well in the Tait prospect is being drilled and we expect completion in the second quarter of 2006, 4) in the Buena Vista, Mississippi prospect, we plan to test and complete the well in a portion of approximately 280 feet of potentially productive Hosston sands up-hole, which appears to have superior reservoir properties compared to the sands already tested.

The decrease in revenue can also be attributed to the sale of our Blue Ridge Field property in Fort Bend County, Texas effective July 1, 2005, which previously accounted for an average of 1,845 barrels of oil per month of production.

Our revenue will principally be dependent upon the success of the acquisition and development of future quality prospects as well as the market price for crude oil and natural gas.

LEASE  OPERATING  AND  PRODUCTION  TAX  EXPENSE

Lease operating and production tax expense for the quarters ended March 31, 2006 and 2005 were $161,690 and $177,060, respectively. These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities. Although there was a significant decrease in production from 2005 to 2006, the lease operating expenses remained relatively constant because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that require lease operating costs to be incurred even though the wells have minimal production. These existing, but non-productive wells are vital to the success of the waterflood project that we will be needed to realize the reserves in the Quinduno Field.

DEPLETION,  DEPRECIATION  AND  AMORTIZATION

Costs for depletion, depreciation and amortization for the quarters ended March 31, 2006, and 2005, were $37,381 and $334,459 respectively. This decrease is attributable to both lower production in the first quarter of 2006 compared with the first quarter of 2005 and the significant increase in proved reserves in the first quarter of 2006 compared with the first quarter of 2005. Production in the first quarter of 2005 was 14,187 Boe as compared to 1,544 Boe in the first quarter of 2006. The proved reserves increased to approximately 2.6 million Boe as of March 31, 2006 as opposed to approximately 580,000 as of March 31, 2005. Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the first quarter of 2006 was significantly lower than the depletion for the same period in 2005.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for the quarters ended March 31, 2006 and 2005, were $722,548 and $638,080, respectively. The increase can be attributed mainly to the hiring of several technical and financial employees after the first quarter of 2005.

NET  LOSS/INCOME  FROM  OPERATIONS

We generated a net operating loss of $(799,705) or $(0.03) per share, for the quarter ended March 31, 2006, compared to net operating loss of $(495,435) or $(0.03) per share, for the quarter ended March 31, 2005. The $(304,270) variance is related mainly to the fact that revenues decreased a total of $532,250 from the same period in 2005 to 2006 offset by a decrease in total costs and expenses of $227,980 from 2005 to the same period in 2006. The decrease in revenue was due primarily to the decrease in the production of our North Dakota well (as discussed herein) due to operational problems with a pump.

OFF-BALANCE  SHEET  ARRANGEMENTS

We had no off-balance sheet arrangements during the fiscal quarter ended March 31, 2006.


ITEM 3.       CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART  II--OTHER  INFORMATION

ITEM 2.       UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS

     During the quarter ended March 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

     On February 8, 2006, we completed a private placement of equity securities solely to accredited investors for total proceeds of $2,700,000 (the "Offering"). Pursuant to the Offering, we issued 1,928,572 shares of our restricted common stock at a price of $1.40 per share and 964,286 three year warrants to purchase shares of our restricted common stock with an exercise price of $2.00 per share to the accredited investors. On February 3, 2006, we engaged a placement agent to handle the Offering. At the time of closing, we paid a placement fee of 5% of the gross proceeds of the Offering. Additionally, at the time of closing, the placement agent received 96,429 warrants to purchase shares of our restricted common stock equal to 5% of the number of shares of restricted common stock issued to the accredited investors at the time of closing of the Offering. The warrants issued to the placement agent are exercisable for three years and have an exercise price of $2.00 per share. The shares of common stock and the shares of common stock underlying the warrants have piggyback registration rights. We intend to use the proceeds of the Offering for working capital and general corporate purposes.

ITEM 6.       EXHIBITS

-----------------------------------------------------------------------
EXHIBIT NUMBER                  DESCRIPTION OF EXHIBIT
--------------  -------------------------------------------------------
-----------------------------------------------------------------------
     31.1       Rule 13a-14(a) Certification of Chief Executive Officer

-----------------------------------------------------------------------
     31.2       Rule 13a-14(a) Certification of Chief Financial Officer

-----------------------------------------------------------------------
     32.1       Section 1350 Certification of Chief Executive Officer

-----------------------------------------------------------------------
     32.2       Section 1350 Certification of Chief Financial Officer

-----------------------------------------------------------------------
=======================================================================

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSEARCH ENERGY CORPORATION

Date:    MAY 12, 2006



By:      /s/  Richard  Dole
         -----------------------------------------------
         RICHARD DOLE
         CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN