Form 10KSB/A
period 2005-12-31
PETROSEARCH ENERGY CORP
filed 2006-06-07
CIK 1288382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1

     The purpose of this Amendment is to clarify the Issuer's Controls and Procedures in Item 8A and to conform Exhibits 31.1 and 31.2 with Item
                         601(b)(31) of Regulation S-B.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements included in this Form 10-KSB/A.

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

For a discussion of some additional factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors" section below. The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-KSB/A are based on information available to us on the date of the Form 10-KSB/A. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-KSB/A.

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

ESTIMATES OF OIL AND GAS RESERVES ARE UNCERTAIN AND MAY VARY SUBSTANTIALLY FROM ACTUAL PRODUCTION.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. Our oil and gas reserves set forth in this Form 10-KSB/A represent the estimated quantities of oil and gas based on reports prepared by third party reserve engineers. There is a reasonable certainty of recovering the proved reserves as disclosed in those reports. Information relating to our proved oil and gas reserves is based upon engineering data which demonstrates, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise.

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

ITEM  8A.     CONTROLS AND PROCEDURES

Richard D. Dole, our Chief Executive Officer, and David J. Collins, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of December 31, 2005. There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

     Exhibit 10.1 - First Amended and Restated Program Agreement, dated February 6, 2006.

     Exhibit 10.2 - Extension  Agreement,  dated  March  30,  2006

     Exhibit 23.1 - Consent of Independent Engineers - McCartney Engineering LLC, dated June 6, 2006

     Exhibit 23.2 - Consent of Independent Engineers Ryder Scott Company, dated June 6, 2006


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

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2006.

PETROSEARCH ENERGY CORPORATION

By  /s/ Richard D. Dole
    ----------------------
Richard D. Dole
President and Chief Executive Officer

By  /s/ David Collins
    -------------------
David Collins
Chief Financial Officer and
Principal Accounting Officer


In accordance with the requirements of the Securities Act of 1933, this Form 10-KSB/A has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature                              Title                               Date
By /s/ Richard D. Dole   President, Chief Executive Officer  June 6, 2006
-----------------------  and Chairman of the Board
Richard D. Dole

By /s/ David J. Collins  Chief Financial Officer             June 6, 2006
-----------------------  and Principal Accounting Officer
David J. Collins

By /s/  Gerald Agranoff  Director                            June 6, 2006
-----------------------
Gerald Agranoff

By /s/ Richard Majeres   Director                            June 6, 2006
-----------------------
Richard Majeres

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