Form 10QSB/A
period 2006-03-31
PETROSEARCH ENERGY CORP
filed 2006-06-07
CIK 1288382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

     The purpose of this Amendment is to clarify the Issuer's Controls and
        Procedures in Item 3 and to conform Exhibits 31.1 and 31.2 with
                       Item 601(b)(31) of Regulation S-B.


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

                                   FORM 10-QSB/A

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


ITEM 3.       CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective.

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

During our most recently completed fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

-----------------------------------------------------------------------
     31.2       Rule 13a-14(a) Certification of Chief Financial Officer

-----------------------------------------------------------------------
     32.1       Section 1350 Certification of Chief Executive Officer

-----------------------------------------------------------------------
     32.2       Section 1350 Certification of Chief Financial Officer

-----------------------------------------------------------------------
=======================================================================

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSEARCH ENERGY CORPORATION

Date:   June 6, 2006




By:      /s/  Richard  Dole
         -----------------------------------------------
         RICHARD DOLE
         CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN