Form 10QSB
period 2006-06-30
PETROSEARCH ENERGY CORP
filed 2006-08-14
CIK 1288382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,104,570 Shares of $0.001 par value Common Stock outstanding as of August 9, 2006


Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                         PETROSEARCH ENERGY CORPORATION

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  ITEM 3.    CONTROLS AND PROCEDURES


PART II - OTHER INFORMATION

  ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  ITEM 6.    EXHIBITS


SIGNATURES

ITEM 1.     FINANCIAL STATEMENTS

                                          PETROSEARCH ENERGY CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                       JUNE 30, 2006 AND DECEMBER 31, 2005


     ASSETS                                                                            JUNE 30,     DECEMBER 31,
     ------                                                                              2006          2005
                                                                                     (UNAUDITED)     (SEE NOTE)
                                                                                     ------------  --------------
Current assets:
  Cash                                                                               $ 2,545,196   $   4,052,844
  Accounts receivable:
    Joint owners, net of allowance of $83,073                                          1,761,696       1,344,344
    Oil and gas production sales                                                         152,187           9,345
  Prepaid expenses                                                                       433,657         517,482
                                                                                     ----------------------------

      Total current assets                                                             4,892,736       5,924,015
                                                                                     ----------------------------

Property and equipment:
Oil and gas properties, full cost method of accounting:
    Properties subject to amortization                                                16,413,351      11,849,520
    Properties not subject to amortization                                             4,875,144       3,513,597
    Other property and equipment                                                         149,348         147,047
                                                                                     ----------------------------

    Total property and equipment                                                      21,437,843      15,510,164

  Less accumulated depreciation, depletion and amortization                           (2,100,627)     (1,966,000)
                                                                                     ----------------------------

    Property and equipment, net                                                       19,337,216      13,544,164

Prepaid oil and gas costs                                                                 87,454          81,603

Other assets                                                                              52,183          66,462
                                                                                     ----------------------------

      Total assets                                                                   $24,369,589   $  19,616,244
                                                                                     ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                                                  $ 1,794,631   $     908,168
  Accounts payable                                                                     1,748,877         561,546
  Accrued liabilities                                                                    648,290         750,036
                                                                                     ----------------------------

  Total current liabilities                                                            4,191,798       2,219,750
                                                                                     ----------------------------
Long-term debt, net of current portion                                                 3,115,970       2,537,251
Other long-term obligations                                                              684,766         670,456
                                                                                     ----------------------------
      Total liabilities                                                                7,992,534       5,427,457

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
    Series A  8% convertible preferred stock, 1,000,000 shares authorized; 483,416
    shares issued and outstanding at June 30, 2006 and December 31, 2005                 483,416         483,416
    Series B convertible preferred stock, 100,000 shares authorized; 43,000 shares        43,000          43,000
    issued and outstanding at June 30, 2006 and December 31, 2005
  Common stock, par value $0.001 per share, 100,000,000 shares                            31,104          28,497
  Authorized; 31,104,570 and 28,497,761 shares issued and outstanding at June 30,
  2006 and December 31, 2005, respectively
  Additional paid-in capital                                                          21,347,515      18,089,828
  Unissued common stock                                                                        -         545,000
  Accumulated deficit                                                                 (5,527,980)     (5,000,954)
                                                                                     ----------------------------

      Total stockholders' equity                                                      16,377,055      14,188,787
                                                                                     ----------------------------

      Total liabilities and stockholders' equity                                     $24,369,589   $  19,616,244
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

See accompanying notes to unaudited condensed consolidated financial statements

                                 PETROSEARCH ENERGY CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS AND  SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30                    JUNE 30
                                                2006         2005          2006         2005
                                             -----------  -----------  ------------  -----------
Oil and gas production revenues              $  369,686   $  723,555   $   491,600   $1,377,719
                                             ---------------------------------------------------

Operating costs and expenses:
  Lease operating and production taxes          256,192      152,490       417,882      329,550
  Depreciation, depletion and amortization       97,247      151,488       134,628      485,947
  General and administrative                    572,773      758,466     1,295,321    1,396,546
                                             ---------------------------------------------------

    Total costs and expenses                    926,212    1,062,444     1,847,831    2,212,043
                                             ---------------------------------------------------

Operating loss                                 (556,526)    (338,889)   (1,356,231)    (834,324)
                                             ---------------------------------------------------

Other income (expense):
  Interest income                                13,491        2,284        33,083        2,700
  Interest expense                             (139,361)     (42,049)     (203,878)     (91,352)
  Gain on sale of investment                  1,000,000            -     1,000,000            -
                                             ---------------------------------------------------

    Total other income (expense)                874,130      (39,765)      829,205      (88,652)

      Net Income (Loss)                      $  317,604   $ (378,654)  $  (527,026)  $ (922,976)
                                             ===========  ===========  ============  ===========

Basic and diluted net income (loss) per
common share                                 $     0.01   $    (0.01)  $     (0.02)  $    (0.04)
                                             ===========  ===========  ============  ===========

See accompanying notes to unaudited condensed consolidated financial statements

                                                  PETROSEARCH ENERGY CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2006


                                              SERIES A          SERIES B       ADDITIONAL   UNISSUED                  TOTAL STOCK
                         COMMON STOCK      PREFERRED STOCK   PREFERRED STOCK    PAID-IN      COMMON     ACCUMULATED     HOLDERS
                       SHARES    AMOUNT   SHARES    AMOUNT   SHARES  AMOUNT     CAPITAL       STOCK       DEFICIT        EQUITY
                     ----------  -------  -------  --------  ------  -------  -----------  ----------  -------------  ------------
Balance at
December 31,         28,497,761  $28,497  483,416  $483,416  43,000  $43,000  $18,089,828  $ 545,000   $ (5,000,954)  $14,188,787
2005

Common stock
issued for cash       1,928,576    1,929                                        2,538,696                               2,540,625

Common stock
issued for oil and      500,000      500                                          544,500   (545,000)                         -0-
gas properties

Common stock
issued - exercise       178,233      178                                          174,491                                 174,669
of warrants

Net loss                                                                                                   (527,026)     (527,026)
                     -------------------------------------------------------------------------------------------------------------

Balance at June
30, 2006             31,104,570  $31,104  483,416  $483,416  43,000  $43,000  $21,347,515  $    - 0-   $ (5,527,980)  $16,377,055
                     ==========  =======  =======  ========  ======  =======  ===========  ==========  =============  ============

See accompanying notes to unaudited condensed consolidated financial statements

                                     PETROSEARCH ENERGY CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                                 2006          2005
                                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                     $  (527,026)  $  (922,976)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
  Depletion, depreciation and amortization expense                               178,934       523,447

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                           (560,194)     (398,626)
  Prepaid expenses and other assets                                               85,790      (117,211)
  Accounts payable and accrued liabilities                                       817,413       (31,154)
                                                                             --------------------------

NET CASH USED IN OPERATING ACTIVITIES                                             (5,083)     (946,520)
                                                                             --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchases and development of properties     (5,159,508)   (1,642,936)
  Prepayments for oil and gas properties, net                                     (5,851)            -
  Payments of accrued liabilities for oil and gas properties                    (500,000)            -
                                                                             --------------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (5,665,359)   (1,642,936)
                                                                             --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                       2,540,625    10,656,336
  Proceeds from exercise of warrants                                             174,669             -
  Proceeds from notes payable                                                  1,800,000     1,250,000
  Repayment of notes payable                                                    (352,500)   (2,010,000)
                                                                             --------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      4,162,794     9,896,336
                                                                             --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,507,648)    7,306,880

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,052,844     1,100,568
                                                                             ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 2,545,196   $ 8,407,448
                                                                             ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $   232,817   $    59,736
                                                                             ============  ============

  Income taxes paid                                                          $         -   $         -
                                                                             ============  ============

See accompanying notes to unaudited condensed consolidated financial statements

                         PETROSEARCH ENERGY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM  FINANCIAL  STATEMENTS
     --------------------------------

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

3.   INTERESTS  IN  OIL  AND  GAS  PROPERTIES
     ----------------------------------------

     BARNETT  SHALE  PROJECT,  5  COUNTIES,  TEXAS

     On February 6, 2006, the Company and Harding Company ("Harding") executed a certain Program Agreement which was thereafter substituted with a First Amended and Restated Program Agreement (the "Restated Program Agreement") which provided for the Company's participation in a Barnett Shale project covering 1.6 million acres in five counties of North Texas. Harding acquired its rights in the project, including the right to serve as operator, under a June 29, 2005 Lease Acquisition and Development Agreement between Exxon Mobil Corporation and Harding, and under a June 29, 2005. Memorandum of Understanding Regarding Gas Evacuation from ExxonMobil and Harding Barnett Shale E & P Venture executed by Harding Company and Exxon Mobil Corporation (collectively, the "ExxonMobil/Harding Agreements"). The ExxonMobil/Harding Agreements contain a provision requiring ExxonMobil's consent to assignments by Harding of interests in the project and a provision granting to ExxonMobil a preferential purchase right should Harding propose to enter into such a transaction.

     At the time of the execution of the Restated Program Agreement, Harding had not obtained from ExxonMobil either the consent to transfer or a waiver of Exxon/Mobil's preferential purchase right. At the time of the Company's execution of and initial funding under the Restated Program Agreement, the Company did not have a direct contractual relationship with ExxonMobil. The Company believed that all conditions necessary to Harding's agreement to assign and convey the working interest in the project had been met. The Company subsequently learned that ExxonMobil had not waived the contingencies and that ExxonMobil desired to explore a possible alternative ownership structure beneficial to all concerned before making a determination with respect to its preferential right to purchase.

     While ExxonMobil's decision was pending, ExxonMobil, Harding, the Company and two other third parties executed a non-binding "Heads of Agreement" document setting forth general parameters of an integrated venture contemplated by ExxonMobil, under which the leasehold and pipeline assets will be owned and developed by a single, newly-created entity. The Heads of Agreement contemplates that the parties will negotiate and execute a definitive agreement which sets forth the specific interests and rights of the parties in the operations, the leasehold assets and the gathering system assets.

     On June 8, 2006, prior to ExxonMobil's waiver of its preferential purchase rights, ExxonMobil and Harding Company consummated a sale by Harding Company to ExxonMobil of 10% of the project assets for the cash sum of $15,000,000. The sale was made pursuant to an agreement that also amended certain provisions of the Harding/ExxonMobil Agreements.

     ExxonMobil waived its preferential right to purchase the interests covered by the Restated Program Agreement on June 30, 2006, and provided its formal consent to the transfer of interest to Petrosearch on July 12, 2006.

     Subsequent to ExxonMobil's waiver of its preferential purchase rights, Harding delivered to the Company certain invoices for leasing and drilling activities in the project area, which the Company has subsequently disputed as erroneous and unsupported by required documentation, including the leasehold assignments to which the Company is entitled. The Company likewise exercised its rights under the Restated Program Agreement to participate pro-rata in the June 8, 2006 sale of assets to ExxonMobil, and made formal demand on Harding on July 21, 2006 for $7,407,000 or 49.38% of the proceeds. Harding contested the Company's right to exercise its "tagalong" rights as to the ExxonMobil sale transaction. As a result of the controversies regarding billing, title to the leases and the Company's right to participate in the sale of a portion of the project assets to ExxonMobil, the Company filed a formal demand for arbitration with the American Arbitration Association on August 2, 2006. In addition to the Company's efforts to recover the sale proceeds, the Company expects the arbitration proceedings to clarify its payment obligations toward the leasing and drilling activities to date.

     SOUTHWEST  GARWOOD  PROJECT,  COLORADO  COUNTY,  TEXAS
     ------------------------------------------------------

     On December 30, 2005 the Company, joined by its subsidiaries, Petrosearch Operating Company, LLC, Buena Vista Petrosearch, LLC, Pursuit Petrosearch, LLC, Rocky Mountain Petrosearch, LLC and Great Buffalo Petrosearch, LLC, entered into an Agreement with Rock Energy Partners Operating, LP ("REP") and Rock Energy Partners, LP for the purpose of making certain compromises, amendments and stipulations regarding the joint venture activities of the parties and regarding the existing Right of First Refusal Agreement which was effectively terminated by the Agreement in favor of a new Right of First Refusal Agreement. With regard to the Garwood Prospect in Colorado County, Texas, the Company and REP stipulated that during 2006, REP would expend, net to its interests, at least $8,000,000, as to operations on the Garwood leases. The contractual funding commitment was intended to cover a new well on the Kallina lease (to be commenced, by July 1, 2006) and the re-entry of the Kallina #2 Well that was plugged in June 1989. The new well was timely commenced on Section 46 as the Kallina 46 #1 Well. In June and July 2006, Petrosearch Operating Company, LLC invoiced to REP its aggregate expenditures, totaling $5,606,700 through July 10, 2006. REP failed to pay either invoice and was formally notified of its default by the Company and formally notified by Petrosearch Operating Company, LLC of the Company's intent to file a statutory mechanic's lien to secure the payment of the debt. Total costs of the well are expected to be approximately $7,500,000. The company is in discussions with REP to resolve the default issue;
     however, if it is unable to do so, the Company will pursue all remedies legally available under the December 30, 2005 Agreement and the Joint Operating Agreement governing the project.

4.   STOCK  WARRANTS
     ---------------

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

     Currently, the Company has no plans to issue stock warrants to any parties other than in financing arrangements with third parties. Consequently, based on current plans, the adoption of SFAS 123(R)'s fair value method will not have a significant impact on the Company's future results of operations or financial position. The adoption of SFAS 123(R) has not resulted in any compensation charges in 2006 related to options outstanding at December 31, 2005, because all employee stock options were vested as of December 31, 2005. There was no compensation expense related to warrants during the three month periods ended June 30, 2006 and 2005.

     Although it is no longer required, due to the adoption of SFAS 123(R), proforma information regarding net income and earnings per share was required by Statement 123 and 148 (included for purposes of 2005 proforma comparison), and has been determined as if the Company had accounted for its employee stock warrants under the fair value method of these Statements. For warrants granted to employees or directors during the three months ended June 30, 2006 and 2005, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                            JUNE 30,      JUNE 30,
                              2006          2005
                          ------------  -------------
     Dividend yield          - 0 -          - 0 -

     Expected volatility      70%           180 %

     Risk free interest      3.00%      2.25% - 2.50%

     Expected lives       2 - 4 years    3 - 4 years

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

                                                     SIX MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30, 2006       JUNE 30, 2005
                                                    ------------------  ------------------
     Net income (loss), as reported                 $        (527,026)  $        (922,976)

     Less stock-based compensation calculated in
     accordance with SFAS 123                                       -            (830,175)
                                                    ------------------  ------------------
     Proforma net loss                              $        (527,026)  $      (1,753,151)
                                                    ==================  ==================
     Basic and fully diluted net income (loss) per
     common share, as reported                      $           (0.02)  $           (0.04)
                                                    ==================  ==================
     Basic and fully diluted proforma net loss per
     common share                                   $           (0.02)  $           (0.08)
                                                    ==================  ==================

     A summary of the Company's warrant activity and related information for the six months ended June 30, 2006 follows:

                                                         WEIGHTED
                               NUMBER OF                  AVERAGE
                             SHARES UNDER    EXERCISE    EXERCISE
                                WARRANT        PRICE       PRICE
                             -------------  -----------  ---------
     Balance outstanding at
       December 31, 2005        8,495,058   $0.98-$9.75  $    3.57

       Issued                   1,060,714   $      2.00  $    2.00
       Exercised                 (178,233)  $      0.98  $    0.98
                             -------------

     Balance outstanding at
       June 30, 2006            9,377,539   $0.98-$9.75  $    3.44
                             =============

     A  summary  of  outstanding  stock warrants at June 30, 2006 is as follows:

                                                               WEIGHTED
       NUMBER OF                     REMAINING                  AVERAGE
     COMMON STOCK                    CONTRACTED    EXERCISE    EXERCISE
      EQUIVALENTS  EXPIRATION DATE  LIFE (YEARS)     PRICE       PRICE
     ------------  ---------------  ------------  -----------  ---------
          452,542      August 2006           .17  $      0.98  $    0.98
          615,385   September 2006           .19  $      1.63  $    1.63
        1,076,922    November 2006           .42  $      9.75  $    9.75
          211,541    February 2007          1.67  $      9.75  $    9.75
           30,770       March 2007           .75  $      9.75  $    9.75
          300,004       April 2007           .84  $      9.75  $    9.75
          161,538         May 2007           .92  $6.50-$9.75  $    7.27
           76,923        July 2007          1.00  $5.20-$6.50  $    6.24
          269,231   September 2007          1.17  $4.88-$5.20  $    5.15
          100,000    November 2007          1.42  $      2.00  $    2.00
          150,000       March 2008          1.75  $      1.95  $    1.95
           20,000      August 2008          2.12  $      1.95  $    1.95
        4,851,969    November 2008          2.42  $      1.95  $    1.93
        1,060,714    February 2009          2.66  $      2.00  $    2.00
     ------------

       9,377,539
     ============

5.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the three months ended June 30, 2006 there were no related party transactions.

6.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the six months ended June 30, 2006 and 2005, the Company engaged in non-cash financing and investing activities as follows:

                                                                      2006      2005
                                                                    --------  --------
     Increase in liabilities for property costs                     $768,172  $414,968
                                                                    ========  ========

     Issuance of common stock committed for oil and gas properties  $545,000  $      -
                                                                    ========  ========

7.   EARNINGS  PER  SHARE
     --------------------

     The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2006 and 2005:

                                  Three Months Ended           Six Months Ended
                                       June 30,                    June 30,
                                  2006          2005          2006          2005
                              ------------------------------------------------------
Basic EPS:
Net income (loss)             $   317,604   $  (378,654)  $  (527,026)  $  (922,976)
Less: Preferred stock
dividends                          (9,668)       (9,668)      (19,336)      (19,336)
                              ------------------------------------------------------
Net income (loss) available
to common stockholders        $   307,936   $  (388,322)  $  (546,362)  $  (942,312)
                              ======================================================

Weighted average shares
of common stock                31,093,846    26,914,086    30,234,355    22,675,116
                              ======================================================

Basic net income (loss)
per share                     $      0.01   $     (0.01)  $     (0.02)  $     (0.04)
                              ======================================================

Diluted EPS:
Income (loss) available to
common stockholders           $   307,936   $  (388,322)  $  (546,362)  $  (942,312)
Plus assumed conversions            9,668         9,668        19,336        19,336
                              ------------------------------------------------------
Net income (loss) used for
diluted EPS                   $   317,604   $  (378,654)  $  (527,026)  $  (922,976)
                              ======================================================

Weighted average shares
of common stock                31,093,846    26,914,086    30,234,355    22,675,116
Plus effect of dilutive
securities:
Warrants                           84,546             -             -             -
Convertible preferred stock        94,465             -             -             -
                              ------------------------------------------------------
Weighted average shares
used for Diluted EPS           31,272,857    26,914,086    30,234,355    22,675,116
                              ======================================================

Diluted net income (loss)
per share                     $      0.01   $     (0.01)  $     (0.02)  $     (0.04)
                              ======================================================

     For the six month period ended June 30, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities included in-the-money warrants for the purchase of 126,421 common shares and preferred stock convertible into 94,465 common shares. For the three and six months ended June 30, 2005, these securities included in-the-money warrants for the purchase of 876,923 common shares and preferred stock convertible into 94,465 common shares.

8.   OTHER  INCOME
     -------------

     On May 5, 2006 the Company sold its 1,500,000 shares of Texcomm Stock for a total of $1,000,000. The Company acquired the shares in November 2003 pursuant to a merger and a sale of a subsidiary.

9.   SUBSEQUENT  EVENTS
     ------------------

     Please  see  Footnote  number  3.  INTERESTS  IN OIL AND GAS PROPERTIES for
                                        ------------------------------------
     subsequent events related to the Barnett Shale Project, 5 Counties, Texas and the Southwest Garwood Project, Colorado County, Texas.

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

OVERVIEW

We continue to implement our business plan which is to find high quality prospects and projects and provide the capital, along with the technical, operational and administrative support and management oversight, needed to develop the projects. We have increased our SEC PV-10 proved reserves from $13.7 million as of December 31, 2004 to $46.5 million as of December 31, 2005. We have also successfully improved the quality of our portfolio and have acquired assets that have multiple year growth potential that allow us to efficiently control the amount and timing of our capital expenditures

In late 2005 and early 2006, we entered into two agreements for significant resource projects that we believe will have a major impact on our future growth. The first project includes the purchase on November 15, 2005, of a 100% working interest in a waterflood project consisting of 1,755 acres in the Quinduno Field located in Roberts County, Texas. The second project is the Barnett Shale project, a joint venture with ExxonMobil, Harding Company a two other partners.

In 2006, our goal has been to focus on the development of our high quality properties which we believe will have a significant impact on our production, revenues and cash flows. However, in early 2006 we encountered a temporary delay in one of our large resource plays, the Barnett Shale Project. This delay not only caused a slowdown in the development of the Barnett Shale Project, but due to uncertainties at the time, delayed our financing programs which also impacted our ability to develop the other projects in our inventory. However, by receiving the waiver of preferential purchase right, and the consent to purchase an interest in the project from ExxonMobil (as discussed below) the uncertainty around our participation in the project has been eliminated. We believe the quality of this project and our other projects will allow us to raise the necessary capital to move forward with our business plan.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our working capital at June 30, 2006, is $700,938. The decrease in our working capital from $3,704,265 at December 31, 2005 to $700,938 at June 30, 2006 is
primarily the result of $5.9 million of capital expenditures for oil and gas properties during the six months ended June 30, 2006, which led to a decrease in our cash balance and an increase in our accounts payable as of June 30, 2006. The decrease in cash due to payments for capital expenditures was partially offset by proceeds from sale of common stock and exercise of warrants in the total amount of $2.7 million.

Since inception, we have primarily financed our operating and investing cash flow needs through private offerings of equity securities, sales of crude oil and natural gas, and the use of debt instruments such as corporate bonds and revolving credit facilities. The proceeds from, and the utilization of, all these methods have been and Management believes will continue to be, sufficient to keep the operations funded and the business plan moving forward. We plan to continue to utilize these methods to access capital in order to implement our business plan, which we believe will be an effective vehicle to attract high quality projects.

FINANCING  OPPORTUNITIES

We are currently in discussions with several investment groups which could result in additional sources of capital which will enable us to develop the high quality projects in our inventory.

PRIVATE  PLACEMENTS

In February 2006, we completed sales of $2.7 million of our common stock in a private offering. We received net proceeds of approximately $2.54 million which are to be used for general corporate purposes, including the drilling of projects in our prospect inventory.

REVOLVING  CREDIT  AGREEMENT

On September 29, 2005, the Company entered into an amended and restated revolving credit agreement to borrow up to $10,000,000 over a two-year period to October 1, 2007, from a private, non-public entity. As of June 30, 2006, the balance outstanding under the line of credit agreement was $4,910,601, $1,794,631 of which is due in the next twelve months.

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

The Amended ROFR does not cover every Company project. It covers only those projects in which the Company intends to participate for ten percent (10%) or more and only those projects which the Company elects to offer to Rock. However, the Company is obligated to offer enough projects to Rock in order that Rock can meet its minimum funding commitment equal to $3,000,000 per year, without the right to carry over to any subsequent year as credit its expenditures above the minimum required commitment for that year. The Amended ROFR also limits Rock's percentage participation to the range between ten percent (10%) minimum participation and forty percent (40%) maximum participation. The initial term of the Amended ROFR is one year, until December 31, 2006, but shall be automatically extended from year-to-year if one of the following events occurs: 1) Rock meets its minimum $3,000,000 funding requirements in a year; 2) the Company fails to offer to Rock sufficient prospects such that mathematically, acceptance of one half of them by Rock and participation to the extent of 25% of the Company's available interest would theoretically permitted Rock to achieve its minimum capital expenditures for the year, and 3) more than one half of the prospects offered by the Company to Rock in a year are offered during October, November and December of that year. In addition to these Amended ROFR requirements, Rock is also obligated to expend during calendar year 2006, a minimum of $8,000,000, which the parties have determined will be utilized for the drilling of the Kallina #46-1 well and the proposed recompletion of the Kallina #2 well to test the deep Wilcox zone.

Please see CURRENT PROJECTS AND CAPITAL REQUIREMENTS, SW GARWOOD, COLORADO COUNTY, TEXAS herein for an update on the Kallina #46-1 well recently drilled.

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

CURRENT  PROJECTS  AND  CAPITAL  REQUIREMENTS

BARNETT SHALE PROJECT - In February 2006, we entered into a First Amended and Restated Program Agreement (the "First Amended and Restated Program Agreement") with Harding Company (Dallas, Texas) which provides for our participation with Harding Company and other oil and gas companies in the development of an Area of Mutual Interest representing a total of 1.6 million acres of Barnett Shale lands located in five North Texas Counties. As of this filing, two horizontal wells have been drilled in Tarrant County and one in Ellis County; these wells are waiting completion pending hookup to a gas gathering system. A fourth well was spudded July 17 in Tarrant County and is currently being drilled. The venture continues to lease acreage and is completing initial gathering facilities.

On June 8, 2006, prior to ExxonMobil's waiver of its preferential purchase rights (as previously disclosed), ExxonMobil and Harding Company consummated a sale by Harding Company to ExxonMobil of 10% of the project assets for the cash sum of $15,000,000. The sale was made pursuant to an agreement that also amended certain provisions of the Harding/ExxonMobil Agreements.

ExxonMobil waived its preferential right to purchase the interests covered by the Restated Program Agreement on June 30, 2006, and provided its formal consent to the transfer of interest to Petrosearch on July 12, 2006.

Subsequent to ExxonMobil's waiver of its preferential purchase rights, Harding delivered to the Company certain invoices for leasing and drilling activities in the project area, which the Company has subsequently disputed as erroneous and unsupported by required documentation, including the leasehold assignments to which the Company is entitled. The Company likewise exercised its rights under the Restated Program Agreement to participate pro-rata in the June 8, 2006 sale of assets to ExxonMobil, and made formal demand on Harding on July 21, 2006 for $7,407,000 or 49.38% of the proceeds. Harding contested the Company's right to exercise its "tagalong" rights as to the ExxonMobil sale transaction. As a result of the controversies regarding billing, title to the leases and the Company's right to participate in the sale of a portion of the project assets to ExxonMobil, the Company filed a formal demand for arbitration with the American Arbitration Association on August 2, 2006. In addition to the Company's efforts to recover the sale proceeds, the Company expects the arbitration proceedings to clarify its payment obligations toward the leasing and drilling activities to date. This project is subject to the pending resolution of all matters (as discussed herein) relating to the First Amended and Restated Program Agreement between us and Harding as well as the restructuring of the project into an integrated venture under which the leasehold and pipeline assets will be owned and developed by a single newly-created entity.

NORTH TEXAS/PANHANDLE WATER FLOOD PROJECT - In November 2005, we acquired a 100% working interest in 1,755 acres in the Quinduno Field in Roberts County, Texas, in the Anadarko Basin. Our working interest reduces to 90% at payout, including the cost of acquisition. Proved reserves are estimated by Ryder Scott to be 2.0 MMbo and 1.1 Bcf of gas with an SEC PV-10 value of $33.7 million (at December 31, 2005). The purchase price (in November 2005) equated to $3.37 per proved barrel of oil equivalent (boe) based on a conversion factor of 6 Mcf/bo. As operator, we intend to extract the reserves through conventional water flood technology. The first phase of the project began in March 2006 with the drilling of a new well, the Maddox #42, for production, to a depth of 4,495 feet. The well was completed April 13, 2006 in a small, previously unseen zone below the water flood target; initial production was encouraging but subsequently declined to a less than commercial rate. We plan to recomplete the well in the water flood zone at a depth of 4100 feet. We have an ongoing program to enter each of the 20 wells that have not been plugged. So far, we have entered 7 of these older wells to determine their mechanical status and produce whatever oil or gas we can while working on the water flood design. Two of these wells have been equipped and are now producing. We are presently preparing a detailed study and development plan for the field.

SW GARWOOD, COLORADO COUNTY, TEXAS - ON June 9, 2006 the Company signed an agreement with all other working and overriding royalty interest owners in the Project to resolve certain discrepancies and issues that existed from the original agreement signed in 2004. All reversionary working interests will now occur at the time each individual well pays out instead of at project payout. Of the 2,402 acres in the prospect, the Company now has: 20% heads-up working interest in approximately 240 acres; 16.00%
working interest after payout on a well by well basis in 1,718 acres; and 21.5% working interest after payout on a well by well basis in 444 acres. Pursuant to the agreement discussed above, we do not have any capital requirements in the first 3 wells drilled, nor any of the other wells, with the exception of any wells drilled on the 240 acres where we hold a 20% heads up working interest.

The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, paid out in April of this year. As of payout, we began participating in the production from the well with a 16% working interest. The well is currently producing approximately 385 Mcfd and 7 bopd; We have recently installed a gas compressor to increase production to an anticipated 600 Mcfd.

The second well, the Pintail Flats #1, was completed and fracture stimulated in May, 2005 from 15,950 feet to 16,010 feet in the Lower Wilcox. Completion problems resulting from the fracture treatment resulted in the well under-performing (at about 210 Mcfd) compared to expectations from the zone. We have completed a fracture stimulation in an uphole zone at 15,100 feet. The well is flowing back frac fluids with a 2000 mcfpd gas rate into the sales line as of August 3, 2006. We have a 16% working interest in the well after payout. The well has 2 additional potentially productive zones in the Lower Wilcox and 3 additional potentially productive zones in the Upper Wilcox.

The Kallina 46 # 1, the third well on the prospect, was spudded on June 17, 2006 and reached a total depth of 16,230 feet on August 6. There are multiple potentially productive Wilcox sands from 10,400 feet to 16,100 feet. The well is expected to exploit the same sands as are being produced by the Pintail Flats #1 and those targeted in two recent wells drilled by Petrohawk Energy Corp. and one well drilled recently by Cabot Oil & Gas Corp. immediately to the west of the Kallina 46 #1 location. We have a 16% back-in interest after payout in this well. In June and July, 2006, our subsidiary Petrosearch Operating Company, LLC invoiced to its drilling Partner, Rock Energy Operating Partners, LP ("REP") aggregate expenditures totaling $5,606,700 through July 10, 2006. REP failed to pay the amount due and was formally notified of its default by us and was formally notified by Petrosearch Operating Company, LLC of our intent to file a statutory mechanic's lien to secure the payment of the debt. Total costs of the well will be approximately $7,500,000. We are in discussions with REP to resolve the default issue; however, if we are unable to do so we will pursue all remedies legally available under the December 30, 2005 Agreement and the Joint Operating Agreement governing the project.

Our net proved reserves for this project as of December 31, 2005 estimated by Ryder Scott Company are 1.2 Mbo and 642 MMcf of natural gas

BUENA VISTA, JEFFERSON COUNTY, MISSISSIPPI - The Phillips-Burkley # 1, an exploratory gas well on a leasehold position of 7,481 acres, has been funded by our drilling partner. We are the operator and have a 50% working interest in the well and the acreage.

We fracture stimulated and tested approximately 80 feet of potentially productive sands at the base of the Hosston zone without establishing commercial production in the well during 2005. The presence of gas was established but production rates were non-commercial. These sands have been abandoned and in May of 2006, new perforations were made in a single 19 foot thick sand at approximately 15,312 feet. During initial unloading of the well bore after perforating, the well flared natural gas at non-commercial rates. Data is being evaluated to determine if fracture stimulation is warranted.

AIRPORT PROSPECT, WOODWARD COUNTY, OKLAHOMA - We farmed out this 640-acre prospect in November 2005 and retained a 10% working interest. The initial well, the Corbett N 13 #1 was spudded on March 7, 2006, and reached total depth of 8,323 feet in the Morrow Sands on March 27, 2006. Three sands were perforated and tested gas. This well was completed in June 2006 at an initial rate of approximately 500 Mcfd, and the operator is currently testing the gas sales line. We believe our remaining 4 prospects in the basin continue to have merit and should be exploited during the primary term of their leases. On June 9, 2006 we entered into an agreement that increased our net revenue interest in 4,647 gross acres on these 4 prospects by 5.25%. We also entered into an agreement with a third party to farm out these leases, plus an additional 480 gross acres in a sixth prospect, so as to accelerate the exploitation of all of the remaining leases. We believe these prospects could support as many as 8 additional locations.

GRUMAN PROSPECT, STARK COUNTY, NORTH DAKOTA - In September 2005, we purchased an additional 21.25% working interesting this project giving us an 85% working interest in this Lodgepole Reef oil well. On March 28, 2006, we spudded a well (the Gruman 18-3) intended to be either an increased density well or a water injection well up dip of the Gruman 18-1. The well reached total depth of 9.890 feet on April 14, 2006, and has been completed as an injection well. We have established that the Gruman 18-3 is in pressure communication with the Gruman 18-1. Further testing or stimulation may be necessary to achieve the desired future injection rates. Injection volumes and pressures will be supplemented with an electric submersible or beam pump. Initial response at the Gruman 18-1 is expected within 60 to 90 days of the start of water injection with oil production increasing from the current rate of approximately 70 bopd equivalent to a target rate of 200+ bopd equivalent. We are in the process of obtaining the required regulatory permits to commence the water injection.

Proved developed reserves in the prospect to our share of the well as of December 31, 2005, were 309 Mbo and 82 MMcf of natural gas, as estimated by a third party engineering firm, McCartney Engineering, LLC.

RODNEY ISLAND, TENSAS PARISH, LOUISIANA - In October 2005, we took over operations of the Harper Z-1 well on the Rodney Island prospect from the previous operator after casing was set and cemented. As the current operator and with the agreement of the other working interest owners, we initiated litigation in February 2006 against the previous operator for non-payment of their share of drilling and completion costs. Settlement discussions to resolve the dispute are in progress.

Downhole mechanical difficulties hindered our attempt to complete the well, which was directionally drilled to a measured depth of 11,701 feet (vertical depth = 9,373 feet) and logged approximately 19 feet of oil sand in the Tuscaloosa Massive Sand. We are now finalizing our well program and rig selection for sidetracking the well to improve wellbore conditions. Timing of the project completion is indeterminate due to the ongoing litigation.

Re-mapping based on the additional data from the Harper Z-1 well indicates as many as 2 additional proved locations and 3 other identified locations. Ryder Scott estimates proved reserves net to our share as of December 31, 2005 to be
49.4 Mbo and 26 MMcf. We have a 25% working interest before payout in the Harper Z-1 well and 18.75% working interest after payout. We have an 18.75% working interest in all additional wells.

BURLESON COUNTY, TEXAS, PROJECTS - This is a multi-well natural gas project that includes a total of 15 development and step-out locations in the Austin Chalk and Georgetown formations at approximately 10,000 feet vertical depth on a targeted leasehold position of approximately 11,000 acres, with 7,361 net acres having been leased. Horizontal wells are planned with total measured length of approximately 13,000 feet. The initial well is planned to be spudded in the third quarter of 2006 with a second well planned in the fourth quarter of 2006. We have a 37.5% non-operated working interest in the project.

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

TAIT PROJECTS - COLORADO COUNTY, TEXAS - The initial well on this natural gas prospect, the Sealy #1, was spudded April 25, 2006 and reached total depth in the Upper Wilcox in May 2006. We determined all potential hydrocarbon zones in the wellbore to be non-commercial and did not consent to a completion attempt by the operator in the shallower Frio sands. However, data from this wellbore did provide support for the geological interpretation of the shallower Yegua sands between 2500 feet and 3100 feet in which we have 2 identified locations. The first of these is scheduled to be drilled at the end of this year or the beginning of 2007, pending equipment availability. We have a 10% non-operated working interest in leases totaling 1,250 acres in this project.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

REVENUES

Consolidated oil and gas production revenue for the quarter ended June 30, 2006 was $369,686 versus $723,555 for the quarter ended June 30, 2005. This decrease is primarily the result of sale of our Blue Ridge Field property in Fort Bend County, Texas, effective July 1, 2005, which accounted for $297,870 of revenue during the second quarter of 2005, and lower production from our North Dakota well in the second quarter of 2006 as compared to 2005. In order to increase our future revenues, in April, 2006, we drilled a 9,900 foot well into the base of the productive reef in our North Dakota Prospect for the purpose of re-pressuring the reservoir and increasing the production of the well. We are in the process of obtaining the necessary permits to begin the water injection process which will begin in the third quarter of 2006. Further testing and/or stimulation will be performed as deemed necessary to achieve the desired future injection rates.

The decrease in revenue during the second quarter of 2006 was partially offset by revenue from the following sources: 1) the first well in the SW Garwood project reached payout in the second quarter of 2006 providing $14,405 of revenue, and 2) completion of a well in the North Texas/Panhandle water flood project which resulted in $40,248 of revenue during the second quarter of 2006. Production in the North Texas/Panhandle has since declined to levels less than a commercial rate, and we plan to recomplete the well to a depth of approximately 4,100 feet.

LEASE  OPERATING  AND  PRODUCTION  TAX  EXPENSE

Lease operating and production tax expense for the quarters ended June 30, 2006 and 2005 were $256,192 and $152,490, respectively. These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities. Although there was a significant decrease in production from 2005 to 2006, the lease operating expenses increased because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that require lease operating costs to be incurred even though the wells have minimal production. These existing, but non-productive wells are vital to the success of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

DEPLETION,  DEPRECIATION  AND  AMORTIZATION

Costs for depletion, depreciation and amortization for the quarters ended June 30, 2006, and 2005, were $97,247 and $151,488 respectively. This decrease is attributable to both lower production in the second quarter of 2006 compared with the second quarter of 2005 and the significant increase in proved reserves in the second quarter of 2006 compared with the second quarter of 2005. Production in the second quarter of 2005 was 14,814 boe as compared to 5,762 boe in the second quarter of 2006. The proved reserves increased to approximately
2.6 million boe as of June 30, 2006 as opposed to approximately 580,000 boe as of June 30, 2005. Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the first quarter of 2006 was significantly lower than the depletion for the same period in 2005.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for the quarters ended June 30, 2006 and 2005, were $572,773 and $758,466, respectively. This variance can primarily be attributed to a decline in the number of employees which resulted in lower payroll expense in the second quarter of 2006 as compared to the second quarter of 2005. The decrease can also be contributed to a decrease in management fees and fees paid to third party technical consultants.

NET  LOSS/INCOME  FROM  OPERATIONS

We generated a net operating loss of $(556,526) for the quarter ended June 30, 2006, compared to net operating loss of $(338,889) for the quarter ended June 30, 2005. The $(217,637) variance is primarily due to the fact that revenues decreased a total of $353,869 from the same period in 2005 to 2006 offset by a decrease in total costs and expenses of $136,232 from 2005 to the same period in 2006.

OTHER  INCOME  (EXPENSE)

The increase in interest expense from $42,049 in the quarter ended June 30, 2005 compared to $139,361 in the quarter ended June 30, 2006 is attributable to a higher debt lever in 2006 and an increase in the interest rate when the financing arrangement was amended in the fourth quarter of 2005.

The $1,000,000 of income during the quarter ended June 30, 2006, is the result of the sale of common stock held in a publicly traded company.

FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

REVENUES

Consolidated oil and gas production revenue for the six months ended June 30, 2006 was $491,600 versus $1,377,719 for the six months ended June 30, 2005. This decrease is primarily the result of sale of our Blue Ridge Field property in Fort Bend County, Texas, effective July 1, 2005, which accounted for $552,998 of revenue during the six months ended 2005, and lower production from our North Dakota well in the six months ended June 30, 2006 as compared to the same period in 2005. Our North Dakota well was not producing from October, 2005 until March, 2006 as a result of the pump being down. In April, 2006, we drilled a 9,900 foot well into the base of the productive reef of our North Dakota prospect for the purpose of re-pressuring the reservoir and increasing the production of the well. We are in the process of obtaining the necessary permits to begin the water injection process which will begin in the third quarter of 2006. Further testing or stimulation will be performed as deemed necessary to achieve the desired future injection rates.

The decrease in revenue during the six months ended June 30, 2006, was partially offset by revenue from the following sources: 1) the first well in the SW Garwood project reached payout in the second quarter of 2006 providing $14,405 of revenue, and 2) completion of a well in the North Texas/Panhandle water flood project resulted in $41,013 of revenue during the six months ended June, 30 2006. Production in the North Texas/Panhandle has since declined to levels less than a commercial rate, and we plan to recomplete the well to a depth of approximately 4,100 feet.

LEASE  OPERATING  AND  PRODUCTION  TAX  EXPENSE

Lease operating and production tax expense for the six months ended June 30, 2006 and 2005 were $417,882 and $329,550 respectively. These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities. Although there was a significant decrease in production from 2005 to 2006, the lease operating expenses increased because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that require lease operating costs to be incurred even though the wells have minimal production. These existing, but non-productive wells are vital to the success of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

DEPLETION,  DEPRECIATION  AND  AMORTIZATION

Costs for depletion, depreciation and amortization for the six months ended June 30, 2006, and 2005, were $134,628 and $485,947 respectively. This decrease is attributable to lower production in 2006 and the significant increase in proved reserves in 2006 compared with the first six months of 2005. Production in the first six months of 2005 was 29,001 boe as compared to 7,306 boe in the first six months of 2006. The proved reserves increased to approximately 2.6 million boe as of June 30, 2006 as opposed to approximately 580,000 as of June 30, 2005. Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the first six months of 2006 was significantly lower than the depletion for the same period in 2005.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for the six months ended June 30, 2006 and 2005, were $1,295,321 and $1,396,546 respectively. This variance can primarily be attributed to a decline in the number of employees which resulted in lower payroll expense in the six months ended June 30, 2006 as compared to the same period in 2005. The decrease can also be contributed to a decrease in management fees and fees paid to third party technical consultants.

NET  LOSS/INCOME  FROM  OPERATIONS

We generated a net operating loss of $(1,356,231) for the six months ended June 30, 2006, compared to net operating loss of $(834,324) for the six months ended June 30, 2005. The $(521,907) variance relates mainly to the fact that revenues decreased a total of $886,119 from the same period in 2005 to 2006 offset by a decrease in total costs and expenses of $364,212 from 2005 to the same period in 2006.

OTHER  INCOME  (EXPENSE)

The increase in interest expense from $91,352 in the six months ended June 30, 2005 compared to $203,878 in the six months ended June 30, 2006 is attributable to a higher debt lever in 2006 and an increase in the interest rate when the financing arrangement was amended in the fourth quarter of 2005.

The $1,000,000 of income during the six months ended June 30, 2006, is the result of the sale of common stock held in a company that had a basis of zero.

OFF-BALANCE  SHEET  ARRANGEMENTS

We had no off-balance sheet arrangements during the fiscal quarter ended June 30, 2006.

ITEM  3.     CONTROLS  AND  PROCEDURES

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


PART  II--OTHER  INFORMATION

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     During the quarter ended June 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

     During the quarter ended June 30, 2006, we issued 36,270 shares of common stock to warrant holders for the exercise of their previously issued warrants at $.98 per share

     During the quarter ended March 31, 2006, we issued 141,963 shares of common stock to warrant holders for the exercise of their previously issued warrants at $.98 per share

     During the quarter ended March 31, 2006, we issued 500,000 shares of common stock that was committed at December 31, 2005 for the purchase of oil and gas properties


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

PETROSEARCH ENERGY CORPORATION

Date:   AUGUST 14, 2006



By:  /s/ Richard Dole
     -----------------------------------------
     RICHARD DOLE
     CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN