Form 10QSB
period 2006-09-30
PETROSEARCH ENERGY CORP
filed 2006-11-14
CIK 1288382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,104,570 Shares of $0.001 par value Common Stock outstanding as of November 10, 2006


Transitional Small Business Disclosure Format (check one): Yes  [ ]  NO  [X]

                         PETROSEARCH ENERGY CORPORATION

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                      INDEX


PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
  ITEM 3.  CONTROLS AND PROCEDURES


PART II - OTHER INFORMATION

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6.  EXHIBITS


SIGNATURES

ITEM 1.     FINANCIAL STATEMENTS

                                           PETROSEARCH ENERGY CORPORATION
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                      SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2006             2005
ASSETS                                                                                (UNAUDITED)      (SEE NOTE)
------                                                                              ---------------  ---------------
Current assets:
  Cash                                                                                   1,591,227   $    4,052,844
  Accounts receivable:
    Joint owners, net of allowance of $83,073 - Excluding Kallina well                     514,870        1,344,344
    AR Kallina well                                                                      5,237,204                -
    Oil and gas production sales                                                            65,487            9,345
  Note receivable                                                                          466,972                -
  Prepaid expenses                                                                         714,051          517,482
                                                                                    --------------------------------

    Total current assets                                                                 8,589,811        5,924,015
                                                                                    --------------------------------

Property and equipment:
Oil and gas properties, full cost method of accounting:
  Properties subject to amortization                                                    17,438,801       11,849,520
  Properties not subject to amortization                                                 8,877,244        3,513,597
  Other property and equipment                                                             149,348          147,047
                                                                                    --------------------------------

    Total property and equipment                                                        26,465,393       15,510,164

  Less accumulated depreciation, depletion and amortization                             (2,180,242)      (1,966,000)
                                                                                    --------------------------------

    Property and equipment, net                                                         24,285,151       13,544,164

Prepaid oil and gas costs                                                                   56,757           81,603

Other assets                                                                                39,072           66,462
                                                                                    --------------------------------

    Total assets                                                                    $   32,970,791   $   19,616,244
                                                                                    ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                                                 $    2,094,631   $      908,168
  Accounts payable - Excluding Kallina well                                              1,875,160          561,546
  Accounts Payable - Kallina well                                                        4,925,289                -
  Accrued liabilities for Barnett property interest                                      4,636,584                -
  Other accrued liabilities                                                                442,962          750,036
                                                                                    --------------------------------

    Total current liabilities                                                           13,974,626        2,219,750
                                                                                    --------------------------------
Long-term debt, net of current portion                                                   2,589,811        2,537,251
Other long-term obligations                                                                659,438          670,456
                                                                                    --------------------------------
    Total liabilities                                                                   17,223,875        5,427,457

Stockholders' equity:

  Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
    Series A  8% convertible preferred stock, 1,000,000 shares authorized; 483,416
    shares issued and outstanding at September 30, 2006 and December 31, 2005              483,416          483,416
    Series B convertible preferred stock, 100,000 shares authorized; 43,000 shares
    issued and outstanding at September 30, 2006 and December 31, 2005                      43,000           43,000
  Common stock, par value $0.001 per share, 100,000,000 shares                              31,104           28,497
  Authorized; 31,104,570 and 28,497,761 shares issued and outstanding at
  September 30, 2006 and December 31, 2005, respectively
  Additional paid-in capital                                                            21,347,515       18,089,828
  Unissued common stock                                                                     23,075          545,000
  Accumulated deficit                                                                   (6,181,194)      (5,000,954)
                                                                                    --------------------------------

    Total stockholders' equity                                                          15,746,916       14,188,787
                                                                                    --------------------------------

    Total liabilities and stockholders' equity                                      $   32,970,791   $   19,616,244
                                                                                    ===============  ===============

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements

                                      PETROSEARCH ENERGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                       2006          2005          2006          2005
                                                   ------------  ------------  ------------  ------------
Oil and gas production revenues                    $    335,711  $    240,005  $   827,311   $ 1,617,520
                                                   ------------------------------------------------------

Operating costs and expenses:
  Lease operating and production taxes                  240,977       140,030      658,859       467,091
  Depreciation, depletion and amortization               79,614        54,738      214,242       540,684
  General and administrative                            550,075       784,005    1,845,396     2,159,950
                                                   ------------------------------------------------------

    Total costs and expenses                            870,666       978,773    2,718,497     3,167,725
                                                   ------------------------------------------------------

Operating loss                                         (534,955)     (738,768)  (1,891,186)   (1,550,205)
                                                   ------------------------------------------------------

Other income (expense):
  Interest income                                        18,775        18,995       51,858        19,410
  Interest expense                                     (137,034)      (42,333)    (340,912)     (154,286)
  Gain on sale of investment                                  -             -    1,000,000             -
                                                   ------------------------------------------------------

    Total other income (expense)                       (118,259)      (23,338)     710,946      (134,876)

      Net Income (Loss)                            $   (653,214)  $  (762,106) $(1,180,240)  $(1,685,081)
                                                   =============  ===========  ============  ============

Basic and diluted net income (loss) per
common share                                       $      (0.02)  $     (0.03) $     (0.04)  $     (0.07)
                                                   =============  ===========  ============  ============

Basic and diluted weighted average shares
outstanding                                          31,115,168    27,967,327   30,527,998    24,364,902
                                                   =============  ===========  ============  ============

See accompanying notes to unaudited condensed consolidated financial statements

                                                  PETROSEARCH ENERGY CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                               SERIES A          SERIES B
                             COMMON           PREFERRED         PREFERRED      ADDITIONAL   UNISSUED                 TOTAL STOCK-
                             STOCK              STOCK             STOCK         PAID-IN      COMMON    ACCUMULATED      HOLDERS
                       SHARES    AMOUNT   SHARES    AMOUNT   SHARES  AMOUNT     CAPITAL      STOCK       DEFICIT        EQUITY
                     ----------  -------  -------  --------  ------  -------  -----------  ----------  ------------  ------------
Balance at
December             28,497,761  $28,497  483,416  $483,416  43,000  $43,000  $18,089,828  $ 545,000   $(5,000,954)  $14,188,787
31, 2005

Common stock
issued for cash       1,928,576    1,929                                        2,538,696                              2,540,625

Common stock
issued  for oil and     500,000      500                                          544,500   (545,000)                        -0-
gas properties

Common stock
committed for
professional                                                                                  23,075                      23,075
services

Common stock
issued - exercise       178,233      178                                          174,491                                174,669
of warrants
Net loss                                                                                                (1,180,240)   (1,180,240)
                     ------------------------------------------------------------------------------------------------------------

Balance at
September            31,104,570  $31,104  483,416  $483,416  43,000  $43,000  $21,347,515  $  23,075   $(6,181,194)  $15,746,916
30, 2006             ==========  =======  =======  ========  ======  =======  ===========  ==========  ============  ============

See accompanying notes to unaudited condensed consolidated financial statements

                                     PETROSEARCH ENERGY CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                                 2006          2005
                                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                     $(1,180,240)  $(1,685,081)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:

  Gain on sale of equity securities                                           (1,000,000)            -
  Depletion, depreciation and amortization expense                               214,242       540,684
  Amortization of other costs                                                    81,707        39,969
  Common stock and warrants issued or committed for services                       1,923        45,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                            461,417       339,787
  Trade note receivable                                                         (466,972)            -
  Prepaid expenses and other assets                                             (184,174)     (142,992)
  Accounts payable and accrued liabilities                                       915,955    (1,361,071)
                                                                             --------------------------

NET CASH USED IN OPERATING ACTIVITIES                                         (1,156,142)   (2,223,704)
                                                                             --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchases and development of properties     (6,233,269)   (4,362,659)
  Prepayments for oil and gas properties, net                                          -      (324,331)
  Proceeds from sale of oil and gas property                                           -     2,072,002
  Proceeds from sale of equity securities                                      1,000,000             -
                                                                             --------------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (5,233,269)   (2,614,988)
                                                                             --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                       2,540,625    10,609,719
  Proceeds from exercise of warrants                                             174,669             -
  Proceeds from notes payable                                                  1,800,000     3,950,000
  Repayment of notes payable                                                    (587,500)   (3,315,000)
                                                                             --------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,927,794    11,244,719
                                                                             --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,461,617)    6,406,027

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,052,844     1,100,568
                                                                             --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,591,227   $ 7,506,595
                                                                             ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $   361,774   $   150,754
                                                                             ============  ============

  Income taxes paid                                                          $         -   $         -
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

     The difference between the 35% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to the utilization of net operating loss carry-forwards and a valuation allowance recorded against net deferred tax assets.

3.   INTERESTS  IN  OIL  AND  GAS  PROPERTIES
     ----------------------------------------

     BARNETT  SHALE  PROJECT,  5  COUNTIES,  TEXAS

     On August 29, 2006, the Company entered into a Second Amended and Restated Program Agreement with Harding (the "Second Amendment") under which it received a fixed 14% working interest in the existing Project leases. The assignment by Harding to the Company shall be subject only to applicable royalty and overriding royalty burdens described in the Amended Program Agreement. The interest acquired relative to the Second Amendment is an un-promoted interest which eliminates the Company's previous obligations to advance a significant amount of costs on behalf of Harding. The Company's cost bearing interest in all future acquisition, drilling, completion and operating costs shall also remain fixed at an un-promoted 14%.

     Pursuant to the terms of the Second Amendment, in October 2006 the Company paid accrued drilling and operating obligations for the months of May and June 2006 in the amount of $875,605 and have committed to pay $1,635,725 related to lease acquisition costs for May and June paid for by ExxonMobil and lease-banked. The Company anticipates the $1,635,725 to be due in December 2006. As of September 30, 2006, the Company's share of total property costs associated with its 14% fixed interest is $7,461,560, $4,636,584 of which was unpaid and included as a current liability in the accompanying balance sheet as of September 30, 2006.

     The Company continues to work directly with Exxon Mobil Corporation and Harding Company to form the integrated venture for the project for both upstream and gathering system assets under the previously announced non-binding "Heads of Agreement". Subsequent to the third quarter of 2006, the Company assigned its interests in the Barnett Shale leases to a wholly owned subsidiary, Barnett Petrosearch, LLC which will hold the Company's interest in the integrated venture when and if it is formed.

SOUTHWEST GARWOOD PROJECT, COLORADO COUNTY, TEXAS
-------------------------------------------------

     With regard to the SW Garwood Project, on September 21, 2006, the Company entered into a Second Amendment to the Petrosearch-Rock Agreement and an Option Agreement with all other working interest owners in the Project to resolve certain disputes. Under the collective terms of the Second Amendment and the Option Agreement, Rock Energy Partners Operating, L.P ("Rock"), the defaulting working interest owner, was granted a two-week time period to settle its outstanding obligation on the Kallina 46 #1 well totaling approximately $7.5 million. The funds were not received from Rock in the allotted two week time period, which gave the Company an option period under which it was able to acquire the interest from Rock the Kallina lease.

     On November 1, 2006, the Company exercised the option under the Option Agreement with Rock, upon which exercise, it acquired a 100% working interest (68% after payout working interest) from Rock in the Anthony Kallina, et al lease covering 438.16 acres together with the existing Kallina 46 #1 well in the Southwest Garwood Field of Colorado County, Texas. As part of this transaction, the Company gave up a 20% working interest in 240 acres and a 21.5% after payout working interest in 445 acres. In connection with the exercise of the option and acquisition of these interests into the newly formed subsidiary, Garwood Petrosearch, Inc. ("Garwood"), Garwood executed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd. ("Laurus") for Laurus to provide financing for payment of Rock's accrued and unpaid vendor obligations related to the drilling of the Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1 well which is in process of being completed. Garwood was formed to hold the Kallina Lease and the Kallina 46 #1 well acquired from Rock.

     As a part of the financing arrangement, Garwood issued Laurus a Warrant to acquire, upon payout of the Note indebtedness, 45% of Garwood's outstanding common stock such that upon exercise of the Warrant, Garwood would be owned 55% by us and 45% by Laurus and the sole asset is the Kallina lease acquired from Rock. Advances under the Note shall bear interest at Wall Street Journal Prime plus 2% with a minimum interest rate of 8% and a maximum interest rate of 15%. Payments under the Note will be paid from 90% of net production revenues beginning on the earlier to occur of (i) receipt of actual proceeds from production from the Kallina 46 #1 well and (ii) a date which is 120 days after the closing date of the transaction and requires a minimum monthly payment of $100,000 of which we are now obligated for $87,500 as a result of the sale of 12.5% of the interest as described immediately below. Upon any event of default, Laurus would be entitled to receive 100% of the net production revenues relating to oil and gas properties of Garwood. There were no Company warrants issued related to this transaction. The Note is collateralized solely by the recently acquired interest in the Kallina 46 #1 well and the related
     Section  46  acreage,  and  has  no  other  recourse  to  the  Company.

     On November 13, 2006, Garwood farmed out a 12.5% working interest in the Kallina lease and the Kallina 46 #1 well to an industry partner on a heads up basis. Garwood retains an 87.5% working interest in the Kallina lease and the Kallina 46 #1 well before payout and a 59.5% working interest after payout.

     In the SW Garwood project, as a result of the exercise of this option and the sale of the interest in the entire SW Garwood Project, Petrosearch entities now own a 16% working interest in 640 acres; a 16% after payout working interest in 640 acres; and an 87.5% before payout and 75.5% after payout working interest in 438 acres.

NORTH  TEXAS/PANHANDLE  WATER  FLOOD  PROJECT
---------------------------------------------

     In November 2005, the Company acquired a 100% working interest in 1,755 acres in the Quinduno Field in Roberts County, Texas, in the Anadarko Basin. The Company's working interest reduces to 90% at payout, which includes the cost of acquisition. Proved reserves net to the Company's interest are estimated by Ryder Scott to be 2.0 MMbo and 1.1 Bcf of gas with an SEC PV-10 value of $33.7 million (at December 31, 2005). The purchase price (in November 2005) equated to $3.37 per proved barrel of oil equivalent (boe) based on a conversion factor of 6 Mcf/bo. As operator, the Company intends to extract the reserves through conventional water flood technology. The first phase of the project began in March 2006 with the drilling of a new well, the Maddox #42, for production, to a depth of 4,495 feet. The well was completed April 13, 2006 in a small, previously unseen, zone below the water flood target; initial production was encouraging but subsequently declined to a less than commercial rate. The Company plans to recomplete the well in the water flood zone at a depth of 4100 feet. The Company has an ongoing program to enter each of the 20 wells that have not been plugged. So far, the Company has entered 7 of these older wells to determine their mechanical status and produce whatever oil or gas we can while working on the water flood design. Two of these wells have been equipped and are now producing. The Company is presently preparing a detailed study and development plan for the field and have filed application for a permit to use the Ogallala freshwater aquifer as a source for the injection program. As of this filing, the Company has reached agreement in principle with a landowner to allow the Company to drill for and extract water from a water well to be drilled on a 560 acre parcel in the field and has been notified by the staff of the local water district that they will recommend that the district Board approve the Company's permit application. We are in final discussion with a potential industry partner to participate in the development of the field.

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

     In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock warrants, to be recognized as stock-based compensation expense in the Company's Consolidated Statements of Operations based on their fair values. Proforma disclosure is no longer an alternative, as was permitted by SFAS 123. Until the adoption of the provisions of SFAS 123(R) on January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and warrants because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", required use of option valuation models that were not developed for use in valuing employee stock options or warrants. Under APB 25, if the exercise price of the Company's employee stock warrants is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     The adoption of SFAS 123(R) has not resulted in any compensation charges in 2006 related to warrants outstanding at December 31, 2005, because all employee stock warrants were vested as of December 31, 2005. There was no compensation expense related to warrants during the three month periods ended September 30, 2006 and 2005.

     Although it is no longer required, due to the adoption of SFAS 123(R), proforma information regarding net income and earnings per share was required by Statement 123 and 148 (included for purposes of 2005 proforma comparison), and has been determined as if the Company had accounted for its employee stock warrants under the fair value method of these Statements. For warrants granted to employees or directors during the three months ended September 30, 2006 and 2005, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                           SEPTEMBER 30,   SEPTEMBER 30,
                               2006            2005
                          --------------  --------------
     Dividend yield           - 0 -           - 0 -

     Expected volatility       98%            180 %

     Risk free interest       3.00%        2.25% - 2.50%

     Expected lives         2 - 4 years     2 - 4 years

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options or warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

     For purposes of proforma disclosures, the estimated fair value of the warrants is included in expense over the vesting period or expected life of the warrant.

                              THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                                 ENDED           ENDED           ENDED          ENDED
                              SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                             --------------  --------------  -------------  -------------
                                  2006            2005           2006           2005
                             --------------  --------------  -------------  -------------
Net loss, as reported        $    (653,214)  $    (762,106)  $ (1,180,240)  $ (1,685,081)

Less stock-based
compensation calculated in
accordance with SFAS 123                 -         (25,160)             -       (855,335)
                             --------------  --------------  -------------  -------------
Proforma net loss            $    (653,214)  $    (787,266)  $ (1,180,240)  $ (2,540,416)
                             ==============  ==============  =============  =============
Basic and fully diluted net
loss per common share, as
reported                     $       (0.02)  $       (0.03)  $      (0.04)  $      (0.07)
                             ==============  ==============  =============  =============
Basic and fully diluted
proforma net loss per
common share                 $       (0.02)  $       (0.03)  $      (0.04)  $      (0.10)
                             ==============  ==============  =============  =============

     A summary of the Company's warrant activity and related information for the nine months ended September 30, 2006 follows:

                                                      WEIGHTED
                          NUMBER OF                   AVERAGE
                        SHARES UNDER     EXERCISE     EXERCISE
                           WARRANT         PRICE        PRICE
                        -------------  -------------  ---------
Balance outstanding at
  December 31, 2005        8,495,058   $  0.98-$9.75  $    3.57

  Issued                   1,060,714   $        2.00  $    2.00
  Exercised                 (178,233)  $        0.98  $    0.98
  Expired                 (1,067,927)  $0.98 - $1.63  $    1.35
                        -------------

Balance outstanding at
  September 30, 2006       8,309,612   $  0.98-$9.75  $    3.71
                        =============

     A summary of outstanding stock warrants at September 30, 2006 is as follows:

                                                               WEIGHTED
      NUMBER OF                      REMAINING                  AVERAGE
     COMMON STOCK                    CONTRACTED    EXERCISE    EXERCISE
     EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)     PRICE       PRICE
     ------------  ---------------  ------------  -----------  ---------

        1,076,922   November 2006            .17  $      9.75  $    9.75
          211,541   February 2007           1.42  $      9.75  $    9.75
           30,770      March 2007            .50  $      9.75  $    9.75
          300,004      April 2007            .59  $      9.75  $    9.75
          161,538        May 2007            .67  $6.50-$9.75  $    7.27
           76,923       July 2007            .75  $5.20-$6.50  $    6.24
          269,231  September 2007            .92  $4.88-$5.20  $    5.15
          100,000   November 2007           1.17  $      2.00  $    2.00
          150,000      March 2008           1.50  $      1.95  $    1.95
           20,000     August 2008           1.87  $      1.95  $    1.95
        4,851,969   November 2008           2.17  $ .98-$1.95  $    1.93
        1,060,714   February 2009           2.41  $      2.00  $    2.00
     ------------

        8,309,612
     ============

5.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the three months ended September 30, 2006 there were no related party transactions.

6.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the nine months ended September 30, 2006 and 2005, the Company engaged in non-cash financing and investing activities as follows:

                                                                          2006      2005
                                                                       ----------  -------
     Transfer of vehicle for reduction of liability                    $        -  $15,346
                                                                       ==========  =======

     Reduction of prepaid drilling for development of oil and gas
     properties                                                        $   24,846  $ 6,557
                                                                       ==========  =======

     Increase in accounts payable for property costs                   $  560,530  $93,794
                                                                       ==========  =======

     Increase in accrued liabilities for Barnett Shale property costs  $4,636,584  $     -
                                                                       ==========  =======

     Transfer of overriding royalty interest for debt issuance costs   $        -  $89,609
                                                                       ==========  =======

     Issuance of warrants with debt financing                          $        -  $88,422
                                                                       ==========  =======

     Cancellation of warrants for reduction of note receivable         $        -  $88,392
                                                                       ==========  =======

     Issuance of common stock for deferred board compensation          $        -  $15,000
                                                                       ==========  =======

     Increase in accounts payable for JIB receivable - Kallina         $4,925,289  $     -
                                                                       ==========  =======

7.   EARNINGS  PER  SHARE
     --------------------

     The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2006 and 2005:

                                       Three Months Ended          Nine Months Ended
                                          September  30,             September  30,
                                       2006          2005          2006          2005
                                   ------------------------------------------------------
     Basic EPS:
     Net income (loss)             $  (653,214)  $  (762,106)  $(1,180,240)  $(1,685,081)
     Less: Preferred stock
     dividends                          (9,668)       (9,668)      (29,005)      (29,005)
                                   ------------------------------------------------------
     Net income (loss) available
     to common stockholders        $  (662,882)  $  (771,774)  $(1,209,245)  $(1,714,086)
                                   ======================================================

     Weighted average shares
     of common stock                31,115,168    27,967,327    30,527,998    24,364,002
                                   ======================================================

     Basic net income (loss)
     per share                     $     (0.02)  $     (0.03)  $     (0.04)  $     (0.07)
                                   ======================================================

     Diluted EPS:
     Income (loss) available to
     common stockholders           $  (662,882)  $  (771,774)  $(1,209,245)  $(1,714,086)
     Plus assumed conversions                -             -             -             -
                                   ------------------------------------------------------
     Net income (loss) used for
     diluted EPS                   $  (662,882)  $  (771,774)  $(1,209,245)  $(1,714,086)
                                   ======================================================

     Weighted average shares
     of common stock                31,115,168    27,967,327    30,527,998    24,364,902
     Plus effect of dilutive
     securities:
      Warrants                               -             -             -             -
     Convertible preferred stock             -             -             -             -
                                   ------------------------------------------------------
     Weighted average shares
     used for Diluted EPS           31,115,168    27,967,327    30,527,998    24,364,902
                                   ======================================================

     Diluted net income (loss)
     per share                     $     (0.02)  $     (0.03)  $     (0.04)  $     (0.07)
                                   ======================================================

     For the nine month period ended September 30, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities included in-the-money warrants for the purchase of 84,280 common shares and preferred stock convertible into 94,465 common shares. For the three months ended September 30, 2006, these securities included preferred stock convertible into 94,218 common shares. For the nine months ended September 30, 2005, these securities included in-the-money warrants for the purchase of 868,376 common shares and preferred stock convertible into 94,218 common shares. For the three months ended September 30, 2005, these securities included in-the-money warrants for the purchase of 851,282 common shares and preferred stock convertible into 94,218 common shares.

8.   OTHER  INCOME
     -------------

     On May 5, 2006 the Company sold its 1,500,000 shares of Texcom Stock for a total of $1,000,000. The Company acquired the shares in November 2003 pursuant to a merger and a sale of a subsidiary.

9.   SUBSEQUENT  EVENTS
     ------------------

     Please  see  Footnote  number  3.  INTERESTS  IN OIL AND GAS PROPERTIES for
                                        ------------------------------------
     several subsequent events related the Southwest Garwood Project, Colorado County, Texas.

     On October 16, 2006, the Company entered into a Letter Agreement to amend its existing revolving credit facility with Fortuna Energy, LP ("Fortuna"). The principal available under the revolving borrowing base remains $10,000,000. Under the terms of the transaction, Fortuna advanced the Company $780,000 for the purpose of paying amounts due for the Barnett Shale Project. As part of the financing, the Company pledged additional interests in its oil and gas properties as collateral.

     In addition, the Company agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share (the "Warrants"). The
     Warrants will contain a "put" provision which will allow Fortuna to "put" the warrants to the Company at a price of $0.65 per share for two (2) years, which "put" period shall commence 180 days after the issuance of the Letter Agreement. The Warrants have piggyback registration rights. Additionally, as part of the transaction, the Company agreed to issue 100,000 new warrants, which expire five (5) years from the date of issue, at a price of $0.92 per share (the "Replacement Warrants") to replace 100,000 warrants previously issued to Fortuna at a price of $2.00 per share, which were previously set to expire on November 1, 2007. The Replacement Warrants also have piggyback registration rights.

     The Company signed a commitment letter for a short term bridge debt facility on September 26, 2006 with Macquarie Bank Limited ("Macquarie) which commitment letter has since expired on October 16, 2006. The Company continues to negotiate with Macquarie regarding the loan facility in an effort to evaluate how, and if, the short term facility will meet the Company's capital needs.

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

OVERVIEW  -  CORPORATE  STRATEGY

We are a resource based energy company with operations focused in three core areas of the lower 48 states of the United States. Our strategic goal is to build intrinsic shareholder value through; 1) focused operations in our three core property areas, and 2) maintaining a low cost structure at every level of our Company.

Our near term goal is to bring additional production and revenues from our existing resource base. We see tangible progress in achieving our goal.
Specifically:

     - In October 2006, we undertook certain remedial work on our Gruman property in North Dakota. As a result of this work, our production on this property has an average rate of 60 barrels of oil and oil equivalent per day ("boepd") during the third quarter of 2006, which has increased over the 45 day period after the end of the quarter. We are currently assessing the sustainability of the production increase. We now own an 85% working interest in this well. Once we receive permit approval for water injection on this property and pressure maintenance is initiated, we expect further production increases. We expect approval by year end.

     - During the month of December 2006 we expect to complete our Kallina 46 #1 well. Petrosearch entities now own an 87.5% working interest in this well before payout and 75.5% after payout. As we announced previously, this well has encountered in excess of 250 feet of potentially net productive pay in multiple sands in the Upper, Middle and Lower Wilcox.

     - In January of 2007 we anticipate initiating production from the five wells we have drilled to date, the one currently drilling and possibly another well to be drilled prior to year end in the Barnett Shale project. A multi-rig continuous drilling program is planned for 2007 and 2008.

Over the past two years we have assembled an inventory of high quality drilling opportunities in our focus areas. We now have seven development locations on our Wilcox properties and 38 locations for development on our Quinduno waterflood. In the Barnett Shale project we have accumulated an important leasehold position inside our 5 county Area of Mutual Interest with numerous locations. A multi-rig program is planned for the area over the next several years. We are now embarking on an aggressive program to exploit this inventory for the benefit of our shareholders. Accordingly, a majority of effort over the next 18 months will be focused on growth through the drill bit in our three core areas:

          -    The Barnett  Shale  project  with  ExxonMobil;
          -    The Texas  Panhandle  water  flood  that  we  operate;  and
          - Development of the Garwood field in the Wilcox trend of South Texas that we operate.

We are also maintaining a low cost structure. Our finding and development costs for the year ended 12/31/05 were $3.60 per barrel of oil equivalent ("boe"). During that same period our total proved reserves expanded 3.9 times and we finished the year with 2.5 Million boe. Added to this base of proved reserves is another 7.1 million boe of probable and possible reserves. We have not included any of the reserves that we expect to realize from wells drilled to date in the Barnett Shale project or the Kallina 46 #1 well in the aforementioned figures. We also maintain tight control on our corporate overheads and have low relative lease operating costs in our core property areas.

LIQUIDITY  AND  CAPITAL  RESOURCES

The significant decrease in our working capital from $3,704,265 at December 31, 2005 to $(5,384,815) at September 30, 2006 is the result of 1) accrued liabilities of $4.6 million for our interest in the Barnett Shale properties of which $875,000 has been paid subsequent to the end of the third quarter with the balance expected to be paid in full and on time through financings that are in late stage negotiations with institutional investors; 2) an increase in the current portion of our long term debt; and 3) decreased cash that was used for capital expenditures, and general working capital.

We have primarily financed our operating and investing cash flow needs through private offerings of equity securities, sales of crude oil and natural gas, and the use of debt instruments such as revolving credit facilities. We believe that given our increased production (See Gruman Prospect, Stark County, North Dakota below), existing debt facilities and capital raising efforts currently underway we will have the ability to provide the capital needed to develop our Projects.

Our financing strategy is to use various debt related financings that recognize specific property risks and their economic attributes. We are executing on this strategy. We recently closed an $8.3 million financing with Laurus Master Fund for the purchase of a 100% working interest before payout in the Kallina 46 #1 well, and the associated 438 acre lease, in the Garwood field (and subsequently farmed out a 12.5% working interest and reduced the borrowing by approximately $1 million). Recourse under this facility is only to the Kallina well and the leases which it holds. We did not issue any common stock or warrants in our Company in conjunction with this financing. We are working towards a joint venture for the development of our Quinduno water flood property. We do not anticipate having to issue any common stock or warrants in our Company in association with this possible transaction. We are also working on various financing strategies for our Barnett Shale project.

PRIVATE  PLACEMENTS

In February 2006, we completed sales of $2.7 million of our common stock in a private offering. We received net proceeds of approximately $2.54 million which were for general corporate purposes, including the drilling of projects in our prospect inventory.

SPECIFIC  PROJECT  FINANCING  -  SW  GARWOOD  PROJECT

With regard to the SW Garwood Project, on September 21, 2006, we entered into a Second Amendment to the Petrosearch-Rock Agreement and an Option Agreement with all other working interest owners in the Project to resolve certain disputes. Under the collective terms of the Second Amendment and the Option Agreement, Rock Energy Partners Operating, L.P ("Rock"), the defaulting working interest owner, was granted a two-week time period to settle its outstanding obligation on the Kallina 46 #1 well totaling approximately $7.5 million. The funds were not received from Rock in the allotted two week time period, which gave us an option period under which we were able to acquire the Kallina lease from Rock.

On November 1, 2006, we exercised the option under the Option Agreement with Rock, upon which exercise, we acquired a 100% working interest (68% after payout working interest) from Rock in the Anthony Kallina, et al lease covering 438.16 acres together with the existing Kallina 46 #1 well in the Southwest Garwood Field of Colorado County, Texas. As part of this transaction, we gave up a 20% working interest in 240 acres and a 21.5% after payout working interest in 445 acres. In connection with the exercise of the option and acquisition of these interests into our newly formed subsidiary, Garwood Petrosearch, Inc. ("Garwood"), Garwood executed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd. ("Laurus") for Laurus to provide financing for payment of Rock's accrued and unpaid vendor obligations related to the drilling of the Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1 well which is in process of being completed. Garwood was formed to hold the Kallina Lease and the Kallina 46 #1 well acquired from Rock.

As a part of the financing arrangement, Garwood issued Laurus a Warrant to acquire, upon payout of the Note indebtedness, 45% of Garwood's outstanding common stock such that upon exercise of the Warrant, Garwood would be owned 55% by us and 45% by Laurus and the sole asset is the Kallina lease acquired from Rock. Advances under the Note shall bear interest at Wall Street Journal Prime plus 2% with a minimum interest rate of 8% and a maximum interest rate of 15%. Payments under the Note will be paid from 90% of net production revenues beginning on the earlier to occur of (i) receipt of actual proceeds from production from the Kallina 46 #1 well and (ii) a date which is 120 days after the closing date of the transaction and requires a minimum monthly payment of $100,000 of which we are now obligated for $87,500 as a result of the sale of 12.5% of the interest as described immediately below. Upon any event of default, Laurus would be entitled to receive 100% of the net production revenues relating to oil and gas properties of Garwood. There were no Company warrants issued related to this transaction. The Note is collateralized solely by the recently acquired interest in the Kallina 46 #1 well and the related Section 46 acreage, and has no other recourse to the Company.

On November 13, 2006, Garwood farmed out a 12.5% working interest in the Kallina lease and the Kallina 46 #1 well to an industry partner on a heads up basis. Garwood retains an 87.5% working interest in the Kallina lease and the Kallina 46 #1 well before payout and a 59.5% interest after payout.

As a result of the exercise of this option and the sale of the interest in the entire SW Garwood Project, Petrosearch entities now own a 16% working interest in 640 acres; a 16% after payout working interest in 640 acres; and an 87.5% before payout and 74.5% after payout working interest in 438 acres.

CREDIT  FACILITIES

On October 16, 2006, we entered into a Letter Agreement to amend our existing revolving credit facility with Fortuna Energy, LP. The principal available under the revolving borrowing base remains $10,000,000, with a current outstanding balance of $5,222,500. Under the terms of the transaction, Fortuna advanced us $780,000 for the purpose of paying amounts due for the Barnett Shale Project. As part of the financing, we provided Fortuna additional collateral. In addition, we agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share. The Warrants contain a "put" provision which will allow Fortuna to "put" the warrants to the Company at a price of $0.65 per share for two years, which "put" period shall commence 180 days after the issuance of the Letter Agreement. The Warrants have piggyback registration rights.

Although we signed a commitment letter on September 26, 2006 with Macquarie Bank Limited ("Macquarie) which commitment letter has since expired, we continue to negotiate with Macquarie to provide a loan facility that is in the best interests of the Company's capital needs.

OTHER  FINANCING  OPPORTUNITIES

We are currently in discussions with several investment groups which could result in additional sources of capital which will enable us to develop the high quality projects in our inventory and fund our working capital needs. We are also in the process of developing industry relationships to participate in both our core and exploration prospects and projects. Management believes this reduces our capital risk and increase the diversity of the projects in which we use our own capital. We intend to establish these industry relationships with terms that are standard in the oil and gas industry.

CURRENT  PROJECTS  AND  CAPITAL  REQUIREMENTS

CORE PROPERTIES
---------------

BARNETT  SHALE  PROJECT  -

The Barnett Shale Project is located in the Fort Worth basin of Texas and is arguably one of the most exciting plays to emerge in the lower 48 in the past decade. Our position consists of a substantial leasehold position inside a five county Area of Mutual Interest with Exxon Mobil Corporation and Harding Company, a privately held Fort Worth based oil and gas company. Initial production is estimated to commence in early 2007. An active drilling and leasing program is planned for 2007 and 2008 and beyond.

On August 29, 2006, we entered into a Second Amended and Restated Program Agreement with Harding (the "Second Amendment") under which we received a fixed 14% working interest in the existing Project leases. The assignment by Harding to us shall be subject only to applicable royalty and overriding royalty burdens described in the Amended Program Agreement. The interest we acquired relative to the Second Amendment is an un-promoted interest which eliminates our previous obligations to advance a significant amount of costs on behalf of Harding. Our cost bearing interest in all future acquisition, drilling, completion and operating costs shall also remain fixed at an un-promoted 14%. Pursuant to the terms of the Second Amendment, in October we paid our accrued drilling and operating obligations for the months of May and June 2006 in the amount of $875,605 and have committed to pay $1,635,725 related to lease acquisition costs for May and June paid for by ExxonMobil and lease-banked. We anticipate the $1,635,725 to be due in December 2006.

We continue to work directly with Exxon Mobil Corporation and Harding Company to form the integrated venture for the project for both upstream and gathering system assets under the previously announced non-binding "Heads of Agreement". Subsequent to the third quarter of 2006 we assigned our interests in the Barnett Shale leases to a wholly owned subsidiary, Barnett Petrosearch, LLC which will hold our interest in the integrated venture when and if it is formed.

NORTH TEXAS/PANHANDLE WATER FLOOD PROJECT - In November 2005, we acquired a 100% working interest in 1,755 acres in the Quinduno Field in Roberts County, Texas, in the Anadarko Basin. The project is focused on infill drilling and the implementation of a water flood on the property. Quinduno has a large established resource base of original oil in place. Since its discovery in 1953, only five million barrels have been produced using primary production.

One infill well has been drilled to date. We have an ongoing program to enter each of the 20 wells that have not been plugged. So far, we have entered seven of these older wells to determine their mechanical status and establish potential productivity. Two of these wells have been equipped and are now producing. We have prepared a detailed study and development plan for the field. Our independent engineers, Ryder Scott, have estimated proved reserves extractable by water flood at 2.1 million barrels, with probable and possible reserves adding a further 6.7 million barrels. Slightly deeper than the water flood zone, the Moore County Limestone formation has undrilled exploration potential that may be tested in a future well. We are in final stages of negotiation with an industry partner to jointly develop this important asset.

SW GARWOOD, COLORADO COUNTY, TEXAS - The Wilcox Trend Garwood field has had three wells drilled with one of these in the process of being completed. Seven additional proved, probable and possible locations are on current leases. The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, paid out in April of this year. As of payout, we began participating in the production from the well with a 16% working interest. The well is currently producing approximately 260 Mcfd and 3 bopd.We have recently proposed additional perforations and installed a gas compressor to increase production.

The second well, the Pintail Flats #1, was completed and fracture stimulated in May, 2005 from 15,950 feet to 16,010 feet in the Lower Wilcox. Completion problems resulting from the fracture treatment resulted in the well under-performing (at about 210 Mcfd) compared to expectations from the zone. We have recompleted and fracture stimulated an uphole zone at 15,100 feet. The well flowed back frac fluids with a 2000 Mcfpd gas rate into the sales line as of August 3, 2006. The well is currently flowing 750 Mcfd and we are analyzing potential additional perforations. We have a 16% working interest in the well after payout. The well has 2 additional potentially productive zones in the Lower Wilcox and 3 additional potentially productive zones in the Upper Wilcox.

A third well, the Kallina 46 #1, reached its targeted depth of 16,230 feet on August 6, 2006. Data available while drilling indicates several potentially productive Wilcox sands from 10,400 feet to 16,100 feet. Gross prospective interval is believed to exceed 250 feet of pay. As discussed in our Footnote #3, we now have a 87.5% before payout (75.5% after payout) working interest in the Kallina 46 #1 and the associated 438 acre lease. Completion operations on this well commenced on November 6, 2006. Production from the well is expected prior to year end.

We believe these wells are in an excellent location in the trend. Significant discoveries by others are nearby in the same sand sequences. These discoveries are now being exploited by Petrohawk Energy Corp. and Cabot Oil & Gas less than one half mile west of our westerly lease line. The initial reported test of Petrohawk's Garrett #1 is 11,235 MMcfd after stimulation.

GRUMAN PROSPECT, STARK COUNTY, NORTH DAKOTA - On March 28, 2006, we spudded the Gruman 18-3 well intended to be either an increased density well or a water injection well up dip of the Gruman 18-1. The well reached total depth of 9,890 feet on April 14, 2006, and will be completed as an injection well. We have established that the Gruman 18-3 is in pressure communication with the Gruman 18-1. Further testing or stimulation may be necessary to achieve the desired future injection rates.

In October 2006, we undertook certain remedial work on the Gruman 18-1 which has improved the production on the well. We are currently assessing the positive impact on the long term production.

Once we receive permit approval for water injection on this property and pressure maintenance is initiated, we expect further production increases. The initial response from the water being injected into the well is expected to begin within 60 to 90 days from the start of injection. We have applied to the North Dakota Industrial Commission for a water flood unit and expect approval by year end.

Proved developed reserves in the prospect to our share of the well as of December 31, 2005, were 309 Mbo and 82 MMcf of natural gas, as estimated by a third party engineering firm, McCartney Engineering, LLC.

EXPLORATION PROJECTS
--------------------

AIRPORT PROSPECT, WOODWARD COUNTY - We farmed out this 640-acre prospect in November 2005 and retained a 10% working interest. The initial well, the Corbett N 13 #1 was spudded on March 7, 2006, and reached total depth of 8,323 feet in the Morrow Sands on March 27, 2006. Three sands were perforated and tested gas. This well was completed in June 2006 at an initial test rate of approximately 500 Mcfd. Initial sales were delayed while awaiting pipeline construction. The well began commercial production on October 19, 2006 at an initial rate of 585 Mcfd.

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

Downhole mechanical difficulties hindered our attempt to complete the well, which was directionally drilled to a measured depth of 11,701 feet (vertical depth = 9,373 feet) and logged approximately 19 feet of oil sand in the Tuscaloosa Massive Sand. Our program for sidetracking the well to improve wellbore conditions has been finalized. Timing of the project completion is indeterminate due to the ongoing litigation.

Ryder Scott estimates proved reserves net to our share as of December 31, 2005 to be 49.4 Mbo and 26 MMcf. We have a 25% working interest before payout in the Harper Z-1 well and 18.75% working interest after payout. We have an 18.75% working interest in all additional wells.

BURLESON COUNTY, TEXAS, PROJECTS - This is a multi-well natural gas project that includes a total of 15 development and step-out locations in the Austin Chalk and Georgetown formations at approximately 10,000 feet vertical depth on a targeted leasehold position of approximately 11,000 acres, with 7,361 net acres having been leased. Horizontal wells are planned with total measured length of approximately 13,000 feet. The initial well is planned to be spudded in the fourth quarter of 2006 with a second well planned in the first quarter of 2007. We have a 37.5% non-operated working interest in the project, however; we have agreed to sell our interest in the leases to the operator in exchange for the reimbursement of 100% of our investment.

MISSISSIPPI TUSCALOOSA PROJECTS -- We have identified five Tuscaloosa oil prospects in the Mississippi Inland Salt Basin, in Yazoo County, comprising a maximum of 2,295 acres and up to 18 potential drilling locations. Eight locations are planned to be drilled in 2007, ranging from 6,150 feet to 7,500 feet in depth. Approximately 55% of the required acreage has been leased. Seismic data on the prospects has been reprocessed and confirmed our original geological analysis. We own 100% of the prospects and will operate the project. We are in initial discussions with a potential industry partner to co-develop these prospects.

TAIT PROJECTS - COLORADO COUNTY, TEXAS - The initial well on this natural prospect, the Sealy #1, was spudded April 25, 2006 and reached total depth in the Upper Wilcox in May 2006. We determined all potential hydrocarbon zones in the well bore to be non-commercial and did not consent to a completion attempt by the operator in the shallower Frio sands. However, data from this well bore did provide support for the geological interpretation of the shallower Yegua sands between 2500 feet and 3100 feet in which we have 2 identified locations. The first of these is scheduled to be drilled at the end of this year or the beginning of 2007, pending equipment availability. We have a 10% non-operated working interest in leases totaling 1,250 acres in this project.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

Consolidated oil and gas production revenue for the quarter ended September 30, 2006 was $335,711 versus $240,005 for the quarter ended September 30, 2005. This increase is due to the increase in production from our SW Garwood, Pintail Flats #1 well which reached payout in the second quarter of 2006, as well as significantly higher oil prices in 2006 as opposed to 2005.

In October 2006, we undertook certain remedial work on the Gruman 18-1 which has improved the production on the well. We are currently assessing the positive impact on the long term production.

LEASE  OPERATING  AND  PRODUCTION  TAX  EXPENSE

Lease operating and production tax expense for the quarters ended September 30, 2006 and 2005 were $240,977 and $140,030, respectively. These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities. Fluctuation relates to 1) an increase in production from 2005 to 2006, 2) the lease operating expenses increased because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that require lease operating costs to be incurred even though the wells have minimal production. These existing, but non-productive wells are vital to the success of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

DEPLETION,  DEPRECIATION  AND  AMORTIZATION

Costs for depletion, depreciation and amortization for the quarters ended September 30, 2006, and 2005, were $79,614 and $54,738 respectively. This increase is attributable to 1) an increase in proved reserves in the second quarter of 2006, mainly due to the addition of our North Texas/Panhandle Water Flood Project (described herein) compared with the third quarter of 2005; and 2) an increase in the property costs subject to amortization from the quarter ended September 30, 2006 versus the quarter ended September 30, 2005.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for the quarters ended September 30, 2006 and 2005, were $550,075 and $784,005, respectively. This variance can primarily be attributed to a decline in the number of employees which resulted in lower payroll expense in the third quarter of 2006 as compared to the third quarter of 2005. The decrease can also be contributed to a decrease in management fees and fees paid to third party technical consultants.

NET  LOSS/INCOME  FROM  OPERATIONS

We generated a net operating loss of $(534,955) for the quarter ended September 30, 2006, compared to net operating loss of $(738,768) for the quarter ended September 30, 2005. The $(203,813) variance is primarily due to increased revenues and lower general and administrative expenses for the third quarter of 2006 versus the third quarter of 2005.

OTHER  INCOME  (EXPENSE)

The increase in interest expense from $42,333 in the quarter ended September 30, 2005 compared to $137,034 in the quarter ended September 30, 2006 is attributable to a higher debt lever in 2006 and an increase in the interest rate when the financing arrangement was amended in the fourth quarter of 2005.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

Consolidated oil and gas production revenue for the nine months ended September 30, 2006 was $827,311 versus $1,617,520 for the nine months ended September 30, 2005. This decrease is primarily the result of sale of our Blue Ridge Field property in Fort Bend County, Texas, effective July 1, 2005, which accounted for $552,998 of revenue during the nine months ended 2005, and lower production from our North Dakota well in the nine months ended September 30, 2006 as compared to the same period in 2005. Our North Dakota well was not producing from October, 2005 until March, 2006 as a result of the pump being down. In April, 2006, we drilled a 9,900 foot well into the base of the productive reef of our North Dakota prospect for the purpose of re-pressuring the reservoir and increasing the production of the well. We are in the process of obtaining the necessary permits to begin the water injection process which will begin in the fourth quarter of 2006, or early 2007. Further testing or stimulation will be performed as deemed necessary to achieve the desired future injection rates.

LEASE  OPERATING  AND  PRODUCTION  TAX  EXPENSE

Lease operating and production tax expense for the nine months ended September 30, 2006 and 2005 were $658,859 and $467,091, respectively. These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities. Although there was a significant decrease in production from 2005 to 2006, the lease operating expenses increased because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that require lease operating costs to be incurred even though the wells have minimal production. These existing, but non-productive wells are vital to the success of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

DEPLETION,  DEPRECIATION  AND  AMORTIZATION

Costs for depletion, depreciation and amortization for the nine months ended September 30, 2006, and 2005, were $214,242 and $540,684, respectively. This decrease is attributable to lower production in 2006 and the significant increase in proved reserves in 2006 compared with the first nine months of 2005. Production in the first nine months of 2005 was 34,639 boe as compared to 12,157 boe in the first nine months of 2006. The decrease caused by lower production and higher reserves was partially offset by an increase in the property costs subject to amortization. Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the first nine months of 2006 was significantly lower than the depletion for the same period in 2005.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for the nine months ended September 30, 2006 and 2005, were $1,845,396 and $2,159,950,respectively. This variance can primarily be attributed to a decline in the number of employees which resulted in lower payroll expense in the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease can also be contributed to a decrease in management fees and fees paid to third party technical consultants in 2005.

NET  LOSS/INCOME  FROM  OPERATIONS

We generated a net operating loss of $(1,891,186) for the nine months ended September 30, 2006, compared to a net operating loss of $(1,550,205) for the nine months ended September 30, 2005. The $(340,981) variance relates mainly to the fact that revenues decreased a total of $790,209 from the same period in 2005 to 2006 offset by a decrease in total costs and expenses of $449,228 from 2005 to the same period in 2006.

OTHER  INCOME  (EXPENSE)

The increase in interest expense from $154,286 in the nine months ended September 30, 2005 compared to $340,912 in the nine months ended September 30, 2006 is attributable to a higher debt level in 2006 and an increase in the interest rate when the financing arrangement was amended in the fourth quarter of 2005.

The $1,000,000 of other income during the nine months ended September 30, 2006, is the result of the sale of common stock held in a company that had a basis of zero.

OFF-BALANCE  SHEET  ARRANGEMENTS

We had no off-balance sheet arrangements during the fiscal quarter ended September 30, 2006.

ITEM  3.     CONTROLS  AND  PROCEDURES

     Richard D. Dole, our Chief Executive Officer, and David J. Collins, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of September 30, 2006. There have been no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART  II--OTHER  INFORMATION

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     During the quarter ended September 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

     We committed to issue 32,500 shares of common stock to Piedmont Consulting for investor relation services.

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

PETROSEARCH ENERGY CORPORATION

Date:   NOVEMBER 14, 2006



By:     /s/ Richard Dole
        ---------------
        RICHARD DOLE
        CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN