Form 10KSB
period 2006-12-31
PETROSEARCH ENERGY CORP
filed 2007-04-02
CIK 1288382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  DECEMBER  31,  2006

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

The  Issuer's  revenues  for  the  year ended December 31, 2006 were $1,232,958.

The aggregate market value of Common Stock held by non-affiliates of the registrant at March 15, 2007, based upon the last reported sales prices on the OTCBB, was $54,400,477.

As of March 15, 2007, there were approximately 38,773,499 shares of Common Stock outstanding.

                                        TABLE OF CONTENTS

PART I                                                                                       Page
Item 1.   Business                                                                              1

Item 2.   Properties                                                                            2

Item 3.   Legal Proceedings                                                                     7

Item 4.   Submission of Matters to a Vote of Security Holders                                   8

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business
          Issuer Purchases Of Equity Securities                                                 8

Item 6.   Management's Discussion and Analysis or Plan of Operation                             9

Item 7.   Financial Statements                                                                 19

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                           19

Item 8A.  Controls and Procedures                                                              19

Item 8B.  Other Information                                                                    19

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate
          Governance; Compliance with Section 16(a) of  The Exchange Act                       19

Item 10.  Executive Compensation                                                               23

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                                          25

Item 12.  Certain Relationships and Related Transactions, and Director Independence            26

Item 13.  Exhibits                                                                             26

Item 14.  Principal Accountant Fees and Services                                               27

                                      PART I

ITEM  1     BUSINESS

Petrosearch Energy Corporation (the "Company"), a Nevada corporation formed in November 2004, is an independent crude oil and natural gas exploration and production company. We are the successor of Petrosearch Corporation, a Texas corporation formed in August 2003. (All references to capitalization and business operations herein apply to our current capitalization and operating history, including our predecessor, Petrosearch Texas.) We are a resource based energy company with operations focused in three core areas of the lower 48 states of the United States with existing production in North Dakota, Texas and Oklahoma. A majority of our effort over the next 12 months will focus on growth  through  the  drill  bit  in  our  three  Core  Areas:

     -    The  Barnett  Shale project through our participation in DDJET Limited
          LLP;
     -    The  Texas  Panhandle  water  flood  of  which  we  operate;  and
     - Development of the Garwood field in the Wilcox trend of South Texas that we operate.

Our goal is to develop additional production and reserves from our existing resource base.

We are the successor to the business of Petrosearch Corporation, a Texas corporation that was formed in August 2003. In November 2004, shareholders of Petrosearch Corporation approved a 6.5-to-1 reverse stock split which took effect immediately prior to its merger with the Company on December 30, 2004. The effect of the merger, among other things, was to re-domicile to Nevada. Upon the completion of the merger, shareholders of Petrosearch Corporation were issued shares of our common and preferred stock representing 100% of the then issued and outstanding common and preferred shares.

Our common shares have been publicly traded on the OTC Bulletin Board under the symbol "PTSG" since November, 2005. Our principal offices are located at 675
Bering Drive, Houston, Texas 77057, and our telephone number is 713-961-9337. Our website is www.petrosearch.com.
                  -------------------

BUSINESS  PLAN

We are a resource based energy company with operations focused in three core areas of the lower 48 states of the United States. Our strategic goal is to build intrinsic shareholder value through focused operations in our three core property areas while maintaining a low cost structure at every level of our Company. We intend to bring additional production and revenues from our existing high quality resource base. We also continue to identify and evaluate other potential opportunities that would complement our current business plan and create economic value.

Over the past two years, we have assembled an inventory of high quality drilling opportunities in our core focus areas. We have a budget of approximately $20 million for lease acquisition and drilling in our Barnett Shale partnership over the next two years; we have 2 additional development locations on our SW Garwood, Wilcox properties; and we have 23 producing locations for development on our Texas panhandle waterflood. In the Barnett Shale project we have accumulated a significant leasehold position inside our 2 million acre, 8-county Contract Area and a multi-rig drilling program is planned for the area over the next several years. We have embarked on an aggressive program to exploit this inventory for the benefit of our shareholders.

As of December 31, 2006 we have $29,424,306 of PV-10 for proved reserves associated with our properties, which do not include reserves associated with our Barnett Shale project. We are also focused on maintaining a low cost structure throughout our business by maintaining tight control on our corporate overheads and operating costs in our properties.

EMPLOYEES

As of December 31, 2006, we had nine full-time employees, of which three are in executive positions. None of our employees are represented by a union and we consider our employee relations to be good.

ITEM  2     PROPERTIES

CORE  PROPERTIES:

BARNETT SHALE PROJECT -- Our Barnett Shale Project is part of the Barnett Shale natural gas play in the Fort Worth Basin, which is arguably one of the most exciting plays to emerge in the lower 48 in the past decade. In December 2006, through our wholly owned subsidiary, Barnett Petrosearch LLC, we joined in the formation of a partnership, DDJET Limited LLP ("Partnership), for the development of the integrated venture. We own a 5.54% interest in the Partnership along with partners Metroplex Barnett Shale LLC (a wholly owned subsidiary of Exxon Mobil Corporation), which will direct operations, and Cinco County Barnett Shale LLC (a privately held Dallas-based company).

The Partnership's assets include all leases acquired to-date within an 8-county contract area, comprising approximately 2 million acres that was established under a previous agreement among affiliates of the three partners. Partnership assets also include associated facilities that include nearly 100 miles of pipeline and an option on a separate pipeline right-of-way. Approximately 80 miles of pipeline facilities have been completed and are operational. We believe our ownership of these pipeline assets is a decided strategic advantage in this urban area. An aggressive leasing program within the 8-county contract area and a multi-rig drilling program is planned for 2007, 2008 and beyond.

As of March 15, 2007, two Partnership wells, both in Ellis County, have been completed and are selling gas through the Partnership-owned pipeline. The cumulative production rate of these two completed wells has met our expectations. An additional three wells, in Ellis and Tarrant Counties, have been drilled; completion of these wells is expected within the second quarter of 2007. A sixth well has been drilled but operations have been suspended due to mechanical difficulties pending arrival of an appropriate rig, and the seventh is being drilled as of March 15, 2007. Both wells are in Ellis County. As no wells had been completed in the Barnett Shale as of December 31, 2006, our reserve estimates do not include any proved reserves from Barnett wells; however, we anticipate substantial proved reserve additions in 2007 from this project.

In order to finance our participation in the Partnership, on February 1, 2007 we executed a Note and Warrant Purchase Agreement with an institutional investor, RCH Petro Investors, L.P., for the sale of a $10,000,000, 8% Senior Secured Convertible Promissory Note and a four-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $1.40 per share.

SW GARWOOD, COLORADO COUNTY, TEXAS - The Wilcox Trend, SW Garwood field has had three wells drilled with one of these in the process of being completed. Two additional locations are on current leases. The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, paid out in April of 2006. As of payout, we began participating in the production from the well with a 16% working interest. The well is currently producing approximately 875 Mcfpd and 18 bopd.

The second well, the Pintail Flats #1, was completed and fracture stimulated in May, 2005 from 15,950 feet to 16,010 feet in the Lower Wilcox. In July 2006 we re-completed and fracture stimulated an up-hole zone at 15,135 feet. The well flowed back frac fluids with a 2000 Mcfpd gas rate into the sales line as of August 3, 2006. The well is currently flowing 240 Mcfpd and we are currently analyzing several options to improve well performance. We have a 16% working interest in the well after payout. The well has four additional potentially productive zones in the Lower Wilcox and five additional potentially productive zones in the Upper Wilcox.

A third well, the Kallina 46 #1, began drilling in June, 2006 and reached its targeted depth of 16,230 feet on August 6, 2006. Data available while drilling and from open hole logs indicated several potentially productive Wilcox sands from 10,400 feet to 16,100 feet. Gross prospective interval was believed to exceed 250 feet of pay. The first target zone at 16,100 feet was tested and found to be non-commercial. We have perforated a second set of Wilcox sands "up the hole" from between 15,030 feet and 15,178 feet and testing is in progress. We have an 87.5% working interest in the Kallina lease and the Kallina 46 #1 well before payout and a 75.5% interest after payout.

In order to finance the Kallina #46-1 well and future wells on the Kallina lease, we signed a Securities Purchase Agreement and Secured Term Note with
Laurus Master Fund, Ltd. ("Laurus") for Laurus to provide financing for the drilling of the Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1 well which is in process of being completed. We formed a subsidiary, Garwood Petrosearch Inc., ("Garwood") to hold our interest in the Kallina Lease and the Kallina 46 #1 well. Also, as a part of the financing arrangement, Garwood issued Laurus a Warrant to acquire, upon payout of the Note indebtedness, 45% of Garwood's outstanding common stock such that upon exercise of the Warrant, Garwood would be owned 55% by us and 45% by Laurus and the sole asset is the Kallina lease.

In the SW Garwood Project, in addition to the working interest in the wells noted above, we currently own a 16% after payout working interest in 960 acres of undeveloped leases; and an 87.5% before payout and 75.5% after payout working interest in 438 acres. We believe these wells are in an excellent location in the trend. Significant discoveries by other oil and gas firms are nearby in the same sand sequences. These discoveries are either now being exploited by Petrohawk Energy Corp. and Cabot Oil & Gas less than one half mile west of our westerly lease line.

NORTH TEXAS/PANHANDLE WATER FLOOD PROJECT - In November 2005, we acquired a 100% working interest in 1,755 acres in the Quinduno Field in Roberts County, Texas, in the Anadarko Basin. The project is focused on infill drilling and the implementation of a water flood on the property. Our leases at Quinduno have a large established resource base of over 23 million barrels of original oil in place. Since its discovery in 1953, approximately 5.1 million barrels have been produced using primary production.

One infill well has been drilled to date. We have an ongoing program to enter each of the 20 wells that have not been plugged. So far, we have entered seven of these older wells to determine their mechanical status and establish potential productivity. Two of these wells have been equipped and are now capable of producing. We have prepared a detailed study and development plan for the field. As of December 31, 2006, our independent engineers, Ryder Scott, have estimated our share of proved oil reserves extractable by water flood at 1.6 million barrels of oil equivalent. Slightly deeper than the water flood zone, the Moore County Limestone formation has undrilled exploration potential that may be tested in a future well.

To provide adequate water for injection, in November, 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw water from the aquifer underlying the landowner's property, and in that same month we received approval from the Panhandle Groundwater Authority to use the aquifer as a source of groundwater, up to 5,000 barrels per day. We have applied to the Texas Railroad Commission to amend a previously granted saltwater injection permit to include groundwater injection and are awaiting approval. At present we are in negotiations with potential industry partners to finance and jointly develop this important asset.

OTHER  PROJECT  AREAS:

GRUMAN PROSPECT, STARK COUNTY, NORTH DAKOTA - On March 28, 2006, we spudded the Gruman 18-3 well intended to be either an increased density well if it proved to be up dip of the Gruman 18-1 producing well or a water injection well if it was down dip. The well reached total depth of 9,890 feet on April 14, 2006, and was completed as an injection well. In October 2006, we undertook certain remedial work on the Gruman 18-1 which has improved the production on the well. The well is currently producing 85 bopd and 50 Mcfpd We are currently assessing the positive impact on the long term production.

On February 1, 2007, we began injecting produced water into the Gruman 18-3 well. The result has been to reduce the cost of operating the Gruman 18-1 by eliminating the need to truck produced water to a disposal facility. We are considering supplementing this injection with water from the Dakota in the second quarter of 2007 for pressure maintenance in the mound. We have established that the Gruman 18-3 is in pressure communication with the Gruman 18-1. Further testing or stimulation may be necessary to achieve the desired future injection rates.

Proved developed reserves in the prospect to our share of the well as of December 31, 2006, were 252 Mbo and 54.4 MMcf of natural gas, as estimated by a third party engineering firm, McCartney Engineering, LLC.

MISSISSIPPI TUSCALOOSA PROSPECTS -- We have identified five Tuscaloosa oil prospects in the Mississippi Inland Salt Basin, in Yazoo County, comprising a maximum of 2,295 acres and up to 18 potential drilling locations. We are in initial discussions with a potential industry partner to co-develop these prospects with us. Once a joint venture is established, we plan to initially drill 8 locations, ranging from 6,150 feet to 7,500 feet in depth. Approximately 55% of the entire prospect acreage has been leased. Seismic data on the prospects has been reprocessed and confirmed our original geological analysis. We currently own 100% of the prospect.

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

Downhole mechanical difficulties hindered our attempt to complete the well, which was directionally drilled to a measured depth of 11,701 feet (vertical depth = 9,373 feet) and logged approximately 19 feet of oil pay in the Tuscaloosa Massive Sand. Our program for sidetracking the well to improve wellbore conditions has been finalized. Timing of the project completion is indeterminate due to the ongoing litigation.

Ryder Scott estimates proved reserves net to our share as of December 31, 2005 to be 19 Mbo and 9 MMcf. We have a 25% working interest before payout in the Harper Z-1 well and 18.75% working interest after payout. We have an 18.75% working interest in any additional wells.

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

The following tables set forth summary information with respect to our proved reserves as of December 31, 2006, as estimated by compiling reserve information, which was prepared by the engineering firms of Ryder Scott Company, McCartney Engineering, LLC and internally generated engineering estimates (internal estimates make up less than 1% of our proved reserve estimates).

     ------------------------------------------------------------------------
                                                             PRE-TAX PRESENT
                                    NET RESERVES             VALUE OF FUTURE
                                                               NET REVENUES
     ------------------  ----------------------------------  ----------------
     CATEGORY            OIL (BBLS)  GAS (MCF)     BOE(1)
     ------------------  ----------  ----------  ----------  ----------------
     DECEMBER 31, 2006
     ------------------  ----------  ----------  ----------  ----------------
     PROVED DEVELOPED       263,604     557,409     356,506  $      9,640,628
     ------------------  ----------  ----------  ----------  ----------------
     PROVED UNDEVELOPED   1,494,037     752,000   1,619,370  $     19,783,678
     ------------------  ----------  ----------  ----------  ----------------

     ------------------  ----------  ----------  ----------  ----------------
     TOTAL PROVED         1,757,641   1,309,409   1,975,876  $     29,424,306
     ------------------------------------------------------------------------

     (1) Estimated using a conversion ratio of 1.0 Bbl/6.0 Mcf (thousand cubic feet).

Total PV-10 value decreased to $29,424,306 as of December 31, 2006 from $46,452,324 as of December 31, 2005. The two main factors that caused the decrease in both reserve quantities and PV-10 value from 2005 to 2006 were related to our Texas Panhandle waterflood project. The reasons were as follows:
1) the price of natural gas used to calculate the PV-10 value decreased from $13.08 to $5.24 as of the years ended December 31, 2005 and 2006, respectively; and 2) our independent reserve engineer made an internal decision in their reserve estimation process for the year ended December 31, 2006 to place greater confidence on different areas of available data related to the waterflood as compared to the year end 2005 reserve estimate. This shift in focus on other data by the independent reserve engineer caused a decrease in the estimate of our Proved Undeveloped reserves in the Texas Panhandle project of approximately 570,000 barrels of oil equivalent.

We note that reserve and cash flow estimates utilize experience and judgment as well as actual data, but actual results are often different than the estimate. Reserve engineering is a subjective process of estimating underground accumulations of crude oil, condensate and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may differ from those assumed in these estimates. Therefore, the pre-tax 10% Present Value of Future Net Revenues amounts shown above should not be construed as the current market value of the oil and natural gas reserves attributable to our properties.

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

PRODUCTIVE  WELLS

The following table sets forth the total number of our active well bores and working interests (WI) that we maintain in each well as of March 15, 2007.

---------------------------------------------
                         NO. OF   WI     WI
                         WELLS   (OIL)  (GAS)
-----------------------  ------  -----  -----
Gruman 18-1                1      85%    85%
-----------------------  ------  -----  -----
Gordon 1-18                1      95%    N/A
-----------------------  ------  -----  -----
Quinduno(1)                2     100%   100%
-----------------------  ------  -----  -----
Barnett Shale(3)           2     5.54%  5.54%
-----------------------  ------  -----  -----
Pintail #1                 1      16%    16%
-----------------------  ------  -----  -----
REP Pintail Flats(2)       1      16%    16%
-----------------------  ------  -----  -----
Corbett N. 13 #1           1      10%    10%
-----------------------  ------  -----  -----
TOTAL PRODUCTIVE WELLS     9
---------------------------------------------

(1) Project in which the Company's working interest reduces to 90% (as described herein ITEM 2 - North Texas/Panhandle Water Flood Project)

(2) Well in SW Garwood Prospect, Colorado County, Texas, in which we have a reversionary back-in interest after payout

(3)  WI  is  a  partnership  interest  in  DDJET  Limited  LLP

ACREAGE

The following table summarizes our gross and net developed and undeveloped natural gas and crude oil wells and acreage under lease as of March 15, 2007:

-----------------------------------------------------------------
                                          WELLS        ACREAGE
-------------------------------------  -----------  -------------
STATE                                  GROSS  NET   GROSS    NET
---------------------  --------------  -----  ----  ------  -----
DEVELOPED ACREAGE:
---------------------  --------------  -----  ----  ------  -----
Texas:
  Garwood                   Gas            2   .16   1,280    205
  Maddox (Quinduno)     19 Oil, 1 Gas     20    20   1,755  1,755
  Barnett Shale             Gas            2  .554   1,127     63
---------------------  --------------  -----  ----  ------  -----
North Dakota               Oil (1)         1   .85     280    238
---------------------  --------------  -----  ----  ------  -----
Oklahoma:
  Gordon 1-18               Oil            1   .95     610    579
  Corbett N.#13-1           Gas            1   .10     552     55
---------------------  --------------  -----  ----  ------  -----
TOTAL DEVELOPED                           27         5,604  2,895
---------------------  --------------  -----  ----  ------  -----
UNDEVELOPED ACREAGE:
---------------------  --------------  -----  ----  ------  -----
Louisiana                                            2,000    500
---------------------  --------------  -----  ----  ------  -----
Texas
  Barnett Shale                                     18,205  1,019
  Tait                                               1,250    125
  Garwood                                              438    383
---------------------  --------------  -----  ----  ------  -----
Mississippi:
  Dome Pickens                                         725    725
  Buena Vista                                          386    386
---------------------  --------------  -----  ----  ------  -----
Oklahoma                                             4,026  3,720
---------------------  --------------  -----  ----  ------  -----
TOTAL UNDEVELOPED                                   27,030  6,858
---------------------  --------------  -----  ----  ------  -----
    TOTAL                                           32,634  9,753
-----------------------------------------------------------------

OPERATOR  ACTIVITIES

We currently operate all but one of our producing properties, and generally seek to become the operator of record on properties we drill or acquire. We have a non-operated partnership interest in our Barnett Shale project.

DRILLING  ACTIVITIES

The following table sets forth our drilling activities for the last three fiscal years. Our working interests in theproductive wells owned as of December 31, 2006, range from a direct working interest of 100% to after payout working interest of 16%, as well as one non-operated interest of 10%. In 2005, we drilled one additional well not shown on the table due to the fact it is not yet completed. This well is the Harper Z-1 in Rodney Island, Tensas Parish. The Phillips-Burkley #1 well is to be plugged and abandoned, and the Rodney Island well isscheduled for a sidetrack of the initial well once issues with the
previous  Operator  have  been  resolved  (as  described  herein).   In 2006, we
drilled an exploratory well in Colorado County, which is being completed as ofthe date of this filing and we participated in the drilling of 6 wells in the Barnett Shale Project, two of which have been completed and are currently selling gas and the remaining four are awaiting completion.

     ------------------------------------------------
                           YEAR ENDED DECEMBER 31,
     ------------------  ----------------------------
                          2006      2005       2004
     ------------------  -------  ---------  --------
     Development Wells:
     ------------------  -------  ---------  --------
     Productive             1       4 (1)       5
     ------------------  -------  ---------  --------
     Non-Productive         1       -0-        -0-
     ------------------  -------  ---------  --------
         TOTAL              2        4          5
     ------------------  -------  ---------  --------

     ------------------  -------  ---------  --------
     Exploratory Wells:
     ------------------  -------  ---------  --------
     Productive             1       1 (2)        4
     ------------------  -------  ---------  --------
     Non-Productive         1        4          10
     ------------------  -------  ---------  --------
         TOTAL              2        4          14
     ------------------  -------  ---------  --------

     ------------------  -------  ---------  --------
     Total Wells:
     ------------------  -------  ---------  --------
     Productive             2        5           9
     ------------------  -------  ---------  --------
     Non-Productive         2        3          10
     ------------------  -------  ---------  --------
         TOTAL              4        8          19
     ------------------------------------------------

(1) Four wells associated with our former Blue Ridge property, sold effective July 1, 2005.
(2) We have a 16% working interest after payout in this well, the REP Pintail Flats.

NET PRODUCTION, UNIT PRICES AND COSTS

The following table presents certain information with respect to oil, gas and condensate production attributable to interests in all of our fields. Including the average sales prices received and average production costs during the fiscal periods ended December 31, 2006 and December 31, 2005

     ----------------------------------------------------------------
                                                        2006    2005
     ------------------------------------------------  ------  ------
     Average sales price per barrel of oil equivalent  $60.14  $50.34
     ------------------------------------------------  ------  ------
       Lifting costs per barrel of oil equivalent*     $11.10  $11.19
     ----------------------------------------------------------------

* Excludes the costs of re-entry into wells to assess non-producing assets

DESCRIPTION OF OFFICE PROPERTIES

We currently have two office locations, one in Houston and one in Dallas, Texas. The addresses are as follows:

675  BERING  DRIVE,  SUITE  200        4925  GREENVILLE AVENUE, SUITE 670
HOUSTON,  TX  77057                    DALLAS,  TEXAS  75206

On August 1, 2005, we leased our Dallas location, comprised of approximately 2,100 square feet of office space which is held under a sixty-four month lease at a rate of approximately $2,800 per month (with payments which began December
2005). Since July 15, 2005, our principle executive offices have been approximately 3,700 square feet of office space at 675 Bering Drive, Houston, Texas. We hold this space under a five-year lease agreement at a lease rate of approximately $5,000 per month. We believe these properties are adequate for our corporate office needs.

ITEM  3.     LEGAL  PROCEEDINGS

We are currently not a party to any material pending legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol "PTSG." The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years. Our fiscal year ended December 31, 2006.

COMMON STOCK PRICE RANGE

-----------------------------------
    QUARTER            HIGH    LOW
---------------------  -----  -----
1st Quarter 2005       $2.75  $1.05
---------------------  -----  -----
2nd Quarter 2005       $2.20  $1.13
---------------------  -----  -----
3rd Quarter 2005       $1.83  $0.90
---------------------  -----  -----
4th Quarter 2005       $1.49  $0.72
---------------------  -----  -----
1st Quarter 2006       $1.85  $0.87
---------------------  -----  -----
2nd Quarter 2006       $1.63  $ .82
---------------------  -----  -----
3rd Quarter 2006       $1.18  $ .41
---------------------  -----  -----
4th Quarter 2006       $1.09  $ .39
-----------------------------------

On March 15, 2007, the last sales price for the common stock as reported on the OTCBB was $1.35. On March 15, 2007, there were approximately 2,466 stockholders of record of the common stock.

TRANSFER AGENT AND REGISTRAR

The  transfer  agent  and  registrar  for  our  common  stock  is:

Corporate  Stock  Transfer
3200 Cherry Creek South Drive
Suite 430
Denver, CO 80209

DIVIDEND POLICY

We have not paid, and do not currently intend to pay cash dividends on our preferred or common stock in the foreseeable future. Our current policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operation, financial condition, capital needs and acquisition strategy, among others. As of December 31, 2006, no dividends have been declared.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of December 31, 2006:

--------------------------------------------------------------------------------------------------
                                                                           NUMBER OF SECURITIES
                                                                         REMAINING AVAILABLE FOR
                                                                          FUTURE ISSUANCE UNDER
                       NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       EQUITY COMPENSATION
                       BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                       OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                         WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN (A))
   PLAN CATEGORY                 (A)                      (B)                      (C)
---------------------  ------------------------  ----------------------  -------------------------
                                                                         C>
Equity compensation
plans approved by                N/A                      N/A                      N/A
security holders
---------------------  ------------------------  ----------------------  -------------------------
Equity compensation
plans not approved by         14,147,690                 $1.88                     N/A
security holders
---------------------  ------------------------  ----------------------  -------------------------
    TOTAL                     14,147,690                 $1.88                     N/A
--------------------------------------------------------------------------------------------------

RECENT  SALES  OF  UNREGISTERED  SECURITIES

All previous sales of unregistered securities have been previously disclosed in Form 10-QSB's and Form 8-Ks.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2006, our main focus was continuing on with our plan of improving the quality of our portfolio of oil and gas assets, as well as putting financings together to enable us to economically develop these assets. We believe we have successfully high graded our portfolio completing the acquisition of assets that have multiple year growth potential and have secured cost effective financings for two of our three core projects. Our inventory of assets also allows for us to effectively align our financing needs with the capital needs of the project, therefore allowing us to efficiently manage the amount and timing of our capital expenditures. Our three main assets are resource plays, which allow us to re-invest our capital into our projects to enhance the rates of return, revenue growth and reserve growth. We have also completed the disposition of non-core assets that did not meet our risk/reward parameters.

We believe we were successful in 2006 at creating an extremely high-graded portfolio of oil and gas assets coupled with economical financings which will enable us to continue to focus on the development of our high quality properties in 2007. Management believes the development of our core assets should have a significant impact on our production, revenues and cash flows in 2007.

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

FOR  THE  YEAR  ENDED  DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31,
2005

REVENUES

Consolidated oil and gas production revenues for the year ended December 31, 2006 were $1,232,958 versus $1,701,043 for the year ended December 31, 2005. This decrease is primarily the result of the sale of our Blue Ridge Field property in Fort Bend County, Texas, effective July 1, 2005, which accounted for $552,998 of revenue during 2005. In addition to a decline in production from the sale of our Blue Ridge Field, we also experienced a decline in production from our Gruman 18-1 well in Stark County, North Dakota which can be attributed to pressure depletion. In 2005, production from this well was 19,816 BOE, and in 2006 production decreased to 14,410 BOE. In an attempt to increase the production of the well, we drilled an injection well, the Gruman 18-3 in 2006 and in February 2007 began injecting water into the Gruman 18-3 well. Some results from the injection process are expected within 6-9 months. In addition, in October 2006, we undertook certain remedial work on the Gruman 18-1 which has improved the production of the well. We are currently assessing the positive impact of this work on the long term production. The effects of the decreased production in 2006 on the Gruman 18-1 were substantially reduced by an approximately 24% increase in average oil prices in 2006 over 2005.

Our future revenue will be principally dependent upon the success of the development of our current quality prospects and projects as well as the market price for crude oil and natural gas. We plan to focus a majority of our current working capital resources on the Barnett Shale resource project and are in late stage negotiations to provide financing and technical expertise to our Texas Panhandle project. We have not previously utilized any hedging instruments and have no plans to do so in the foreseeable future.

LEASE  OPERATING  AND  PRODUCTION  TAX  EXPENSE

Lease operating and production tax expense for the years ended December 31, 2006 and December 31, 2005 were $653,265 and $581,313, respectively. These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities. Although there was a significant decrease in production from 2005 to 2006, the lease operating expenses increased because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that require lease operating costs to be incurred even though the wells have minimal production. These existing, but non-productive wells are vital to the success of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

DEPLETION,  DEPRECIATION  AND  AMORTIZATION

Costs for depletion, depreciation and amortization for the years ended December 31, 2006, and December 31, 2005, were $391,347 and $563,252, respectively.
Depletion expense per barrel of oil equivalent was $18.51 and $15.24 for the years ended December 31, 2006 and 2005 respectively. The decrease in total depletion was a result of the significant decrease in production from 2006 to 2005 (19,549 boe and 35,676 boe for the years ending December 31, 2006 and 2005, respectively). Depletion is calculated using the percentage of units of production over the total proved reserves. Therefore, being that our total units produced decreased, our depletion percentage of proved properties subject to amortization of depletion decreased. This resulting decrease in depletion was partially offset by the increase in properties subject to amortization to $23,462,639 as of December 31, 2006 from $11,849,520 at December 31, 2005.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for the years ended December 31, 2006, and December 31, 2005, were $2,766,235 and $3,268,088, respectively. This significant decline of $501,853 or 15% in one year can be attributed to management's efforts to cut costs in 2006. In 2006, the Company experienced a decline in the number of employees which resulted in lower payroll expense in 2006 as compared to 2005. In addition, in 2006 there was a decline in services provided by third party management and technical consultants as these services were primarily performed in-house in 2006. Other areas where management cut costs in 2006 were in the areas of travel and office expense. The decrease in general and administrative expenses can also be attributed to lower bad debt expense in 2006 as compared to 2005. The decrease in general and administrative expense was partially offset by an increase in stock based compensation to key employees in the amount of $240,000 and an increase in legal fees incurred during the normal course of business.

NET LOSS FROM OPERATIONS

We generated a net operating loss of $2,577,889 for the year ended December 31, 2006, compared to a net operating loss of $2,711,610 for the year ended December 31, 2005. The $133,721 decrease in the net operating loss is related mainly to the Company's effort in reducing general and administrative costs as well as the decrease in depletion as discussed above. The effect of these decreases in costs was offset by the sale of our Blue Ridge Field asset which resulted in lower revenue.

As explained above, our main focus during 2006 and 2005 was to improve the quality of our portfolio of our oil and gas assets and dispose of assets that did not meet our risk/reward parameters. Our current portfolio reflects these goals. We believe we were successful in 2005 and 2006 in creating an extremely high-graded portfolio of oil and gas assets and a sound infrastructure, which will enable us to focus on the development of our high quality properties in 2007 which we anticipate, will have a positive impact on our production, revenues and cash flows.

OTHER  INCOME  (EXPENSE)

The increase in interest expense from $240,452 in 2005 to $801,067 in 2006 is attributable to a higher debt level in 2006 and amortization of financing costs for new debt arrangements in 2006.

The $1,000,000 of other income during 2006 is the result of the sale of our investment in equity securities having a basis of $-0- at the time of sale.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operating and investing cash flow needs through private offerings of equity securities, sales of crude oil and natural gas, and the use of debt instruments such as convertible notes and revolving credit facilities. The proceeds from, and the utilization of, all these methods have been, and Management believes will continue to be, sufficient to keep the operations funded and the business plan moving forward. We plan to continue to utilize these methods to access capital in order to implement our business plan, which we believe will be an effective vehicle to carry out our business plan.

CONVERTIBLE  SECURITIES

Subsequent to our fiscal year end, on February 1, 2007, we executed a Note and Warrant Purchase Agreement for the sale of a $10,000,000 8% Senior Secured Convertible Promissory Note and a four year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $1.40 per share for total gross proceeds to us of $10,000,000. We completed the transaction and received funding on February 7, 2007. Upon closing, we issued the Convertible Note and the Warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement.

PRIVATE  EQUITY  PLACEMENTS

In December 2006, we completed sales of $3.2 million of our common stock in a private offering. We received net proceeds of approximately $3.0 million which were to be used for general corporate purposes

In February 2006, we completed sales of $2.7 million of our common stock in a private offering. We received net proceeds of approximately $2.56 million which were to be used for general corporate purposes, including the drilling of projects in our prospect inventory.

In April 2005, we completed sales of $12.6 million of our common stock in private offerings. We received net proceeds of approximately $11.9 million which were to be used for general corporate purposes, including the drilling of projects in our prospect inventory.

PROJECT  FINANCINGS

In November 2006, we signed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd to provide financing for the drilling of our Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1 well. We formed a subsidiary, Garwood Petrosearch Inc., to hold our interest in the Kallina Lease and the Kallina 46 #1 well. Also, as a part of the financing arrangement, Garwood issued Laurus a Warrant to acquire, upon payout of the Note indebtedness, 45% of Garwood's outstanding common stock such that upon exercise of the Warrant, Garwood would be owned 55% by us and 45% by Laurus. The collateral for this financing is specifically recourse to the Kallina 46 #1 well and the associated lease acreage only.

REVOLVING  CREDIT  AGREEMENT

On October 16, 2006, we amended our existing revolving credit facility with Fortuna Energy, LP. The principal available under the revolving borrowing base remains $10,000,000, with a current outstanding balance of $3,732,500 as of March 15, 2007. Under the terms of the transaction, Fortuna advanced us $780,000 for the purpose of paying amounts due for the Barnett Shale Project. As part of the financing, we provided Fortuna additional collateral. In addition, we agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share. The Warrants will contain a "put" provision which will allow Fortuna to "put" the warrants to the Company at a price of $0.65 per share for two (2) years, which "put" period shall commence 180 days after the issuance of the

Letter Agreement. Additionally, as part of the transaction, we agreed to issue 100,000 new warrants, which expire 5 years from the date of issue, at a price of $0.92 per share to replace 100,000 warrants previously issued to Fortuna at a price of $2.00 per share, which were previously set to expire on November 1, 2007. We do not intend to draw down any more funds from this credit facility.

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

RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our Common Stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, our business, financial condition or results of operations could be seriously harmed. The trading price of our Common Stock could, in turn, decline and you could lose all or part of your investment.

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

WE HAVE EXPERIENCED RECENT SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the twelve month period ended December 31, 2006 we incurred a net loss of $2,321,925. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

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

WE  MAY  NOT  OPERATE  ALL  PROJECTS.

We may not operate all properties in which we have an interest; as a result, we may have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of a well operator to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of our development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator's timing and amount of capital expenditures; expertise and financial resources; inclusion of other participants in drilling wells; and use of technology.

THERE  IS  LIMITED  LIQUIDITY  IN  OUR  SHARES.

There is a limited market for our shares of common stock and an investor may not be able to liquidate his or her investment regardless of the necessity of doing so. The prices of our shares are highly volatile. This could have an adverse effect on developing and sustaining the market for our securities. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above the public offering price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below the public offering price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

                    GENERAL RISKS OF THE OIL AND GAS BUSINESS

WE  ARE  SUBJECT  TO  DRILLING  AND  OPERATIONAL  HAZARDS.

The oil and gas business involves a variety of operating risks, including blowouts, cratering and explosions, mechanical and equipment problems, uncontrolled flows of oil and gas or well fluids, fires, marine hazards with respect to offshore operations, formations with abnormal pressures, pollution and other environmental risks, and natural disasters. Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses. Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. In accordance with customary industry practice, we will maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

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

OIL  AND  GAS  PRICES  ARE  VOLATILE.

Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. High oil and gas prices could preclude acceptance of our business model. Depressed prices in the future would have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include, the domestic and foreign supply of oil, the level of consumer product demand, weather conditions, political conditions in oil producing regions, including the Middle East, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, the price of foreign imports, actions of governmental authorities, domestic and foreign governmental regulations, the price, availability and acceptance of alternative fuels; and overall economic conditions. These factors and the volatile nature of the energy markets make it impossible to predict with any certainty future oil and gas prices. Our inability to respond appropriately to changes in these factors could negatively affect their profitability.

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

Oil and Gas properties. The Company uses the full cost method of accounting for oil and gas operations. Accordingly, all costs, including nonproductive costs and certain overhead costs associated with acquisition, exploration and development of oil and gas properties, are capitalized. Net capitalized costs are limited to the future net revenues, after income taxes, discounted at 10% per year, from proven oil and gas reserves plus the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas units (Mcf) to oil units (barrels) at the ratio of six Mcf of gas to one barrel of oil. Also, with full cost accounting, no gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of undeveloped leaseholds and other geological and exploration costs, and totaled $6,309,169 at December 31, 2006. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of the oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results, re-evaluations of properties, terms of oil and gas leases not held by production and available funds for exploration and development.

Reserve Estimates. Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Income taxes. The Company uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted. Deferred tax assets are recognized in the year in which realization becomes determinable. Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors. A valuation allowance for our deferred tax assets is established, if in management's opinion, it is more likely than not, that some portion will not be realized. At December 31, 2006, a valuation allowance of $2,416,055 has been provided for deferred tax assets.

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

Stock based compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) -
Share-Based Payment ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on the estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method. Total share-based compensation expense for equity-classified awards, was $240,000 during the year ended December 31 2006. As of December 31, 2006, there is no estimated unrecognized compensation expense from unvested stock options.

We use the Black-Scholes valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of our stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in our stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Prior to our adoption of the provisions of SFAS 123(R), we previously accounted for the Plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations and disclosure requirements established by SFAS 123 - Accounting for Stock-Based Compensation, as amended by SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure.

OFF  BALANCE  SHEET  ARRANGEMENTS

None

ITEM 7.     FINANCIAL STATEMENTS

The information required by this Item 7 is included in this report beginning on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A.     CONTROLS AND PROCEDURES

Richard D. Dole, our Chief Executive Officer, and David J. Collins, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of December 31, 2006. There were no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM  8B.     OTHER  INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our Directors and executive officers as of December 31, 2006.

-----------------------------------------------------------
     NAME        AGE                POSITION
---------------  ---  -------------------------------------

Richard D. Dole   61  Director, Chairman, President and CEO
---------------  ---  -------------------------------------
Wayne Beninger.   53  Chief Operating Officer
---------------  ---  -------------------------------------
David Collins .   38  Chief Financial Officer
---------------  ---  -------------------------------------
Gerald Agranoff   60  Director
---------------  ---  -------------------------------------
Richard Majeres   40  Director
-----------------------------------------------------------

RICHARD D. DOLE, DIRECTOR, CHAIRMAN OF THE BOARD, PRESIDENT AND CEO Mr. Dole joined us as a Director in July 2004, and assumed the positions of Chairman, President and CEO in December 2004. Mr. Dole previously served as Vice President and Chief Financial Officer for Burlington

Resources International from 1998 to 2000. Since that time he has been active in consulting and financial services. He was a co-founder of Benefits Access Solutions, LLC, a company formed to provide financial services and benefit options to employees and members of corporate organizations. He was also co-founder and managing partner of Innovation Growth Partners, LLC, a firm that provided management and consulting services to early stage companies. Mr. Dole's extensive industry experience includes being National Partner-in-Charge of Business Process Solutions at KPMG. Prior to that he was with Coopers & Lybrand (now PriceWaterhouse Coopers) where he served as Assurance and Business Advisory Partner for nearly 20 years and also served in numerous senior management roles, including National Chairman for the Energy and Natural Resources Industry practices for over 15 years and as the Vice Chairman for the U.S. Process Management business unit. From August 2003 to July 2004, Mr. Dole was also a member of the Board of Directors of Westport Resources Corporation (NYSE: WRC), a member of its audit committee and a designated financial expert. He currently serves as a director of Double Eagle Petroleum Company (DBLE, NASDAQ Global Select Market) and chairs the audit committee and is the designated financial expert. Mr. Dole graduated from Colorado State University.

WAYNE  BENINGER,  CHIEF  OPERATING  OFFICER
Mr. Beninger joined us as Chief Operating Officer in May 2005. Prior to May 2005, Mr. Beninger served as President of Southwest Oil & Gas Management, Inc. ("SOGMI") which he founded in 1997 to provide oil and gas property evaluation services, geologic prospect review, contract operating services, technical support for initial public offerings and strategic planning solutions for domestic and international projects. Prior to Mr. Beninger joining the Company, SOGMI provided a significant amount of our engineering and geological services for all projects. From 1995 to 1997, Mr. Beninger was the Vice President for Strategic Planning with WRT Energy Corporation. From 1982 to 1995 he was first employed by, and then was a partner in, The Scotia Group, a domestic and international consulting firm where he provided petroleum engineering and geological services for companies and projects in the majority of active petroleum basins in both the U.S. and overseas. He has been active in the oil and gas industry since 1976. Mr. Beninger holds undergraduate degrees in both petroleum engineering and geology from the University of Southern California and has a number of industry publications to his credit. He is a member of the Society of Petroleum Engineers, Pi Epsilon Tau (petroleum engineering honorary fraternity) and Sigma Gamma Epsilon (geologic honorary fraternity).

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

GERALD  N.  AGRANOFF,  DIRECTOR
Gerald N. Agranoff joined us as a Director in May 2004. Mr. Agranoff has been counsel to the firm of Kupferman & Kupferman, L.L.P. in New York since 2004 and has been a general partner of SES Family Investment and Trading Partnership, L.P., an investment partnership since 2004. Mr. Agranoff has also been a member of Inveraray Capital Management L.L.C., the investment manager of Highlander Fund B.V. and Highlander Partners (USA) L.P since 2002. He is also a director and the chair of the audit committee of Triple Crown Media Inc (symbol, TCMI). Active in Wall Street financial transactions for over two decades, his specialties include taxation, investments and corporate finance. From 1975 through 1981, Mr. Agranoff was engaged exclusively in the private practice of law in New York and was an adjunct-instructor at New York University's Institute of Federal Taxation. Previously, he served as attorney-advisor to a Judge of the United States Tax Court. He holds an L.L.M. degree in Taxation from New York University and J.D. and B.S. Degrees from Wayne State University.

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

BOARD OF DIRECTORS AND ITS COMMITTEES

During the fiscal year ended December 31, 2006 the Board of Directors held 14 meetings. Mr. Dole is our only Director who is also an Officer. Our Board of Directors currently has an Audit Committee and a Compensation Committee which are comprised of independent directors Richard Majeres and Gerald Agranoff.

AUDIT  COMMITTEE

Our Audit Committee is made up of our two independent Board members, Mr. Richard Majeres and Mr. Gerald Agranoff. Mr. Majeres is the Chairman of the Audit Committee and is designated the Financial Expert. During the fiscal year ended December 31, 2006 the Audit Committee held 4 meetings.

COMPENSATION  COMMITTEE

Subsequent to our fiscal year end on March 23, 2007 our Board of Directors approved the formation of a Compensation Committee made up of our two independent Directors, Mr. Gerald Agranoff and Mr. Richard Majeres. Mr. Agranoff was designated the Chairman of the Compensation Committee.

SECURITY  HOLDERS  RECOMMENDATIONS  TO  BOARD  OF  DIRECTORS

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

CODE OF ETHICS

Effective August 19, 2005, the Board of Directors adopted a Code of Ethics for our directors, officers and employees. A copy of our Code of Ethics was filed with our Form SB-2 registration statement filed with the SEC on June 6, 2005.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the following individuals for the two most recently completed fiscal years ended December 31, 2006. No other compensation was paid to our named executive officers other than the compensation set forth below. The compensation reflected in this section has been awarded by us and our predecessor, Petrosearch Texas.

--------------------------------------------------------------------------------------------------------------------------------
                                                                           NON-EQUITY    NONQUALIFIED
 NAME AND                                             STOCK     OPTION      INCENTIVE      DEFERRED          ALL
 PRINCIPAL     TITLE    YEAR    SALARY     BONUS     AWARDS     AWARDS        PLAN       COMPENSATION       OTHER        TOTAL
 POSITION                (B)      ($)       ($)        ($)        ($)     COMPENSATION     EARNINGS     COMPENSATION      ($)
   (A)                            (C)       (D)        (E)        (F)          ($)            ($)            ($)          (J)
                                                                               (G)            (H)            (I)
-----------  ---------  -----  ---------  --------  ---------  ---------  -------------  -------------  -------------  ---------
             Chairman,
Richard       CEO and   2006   $180,000     -0-     $160,000      -0-          -0-            -0-            -0-       $340,000
Dole(1)      President  2005   $180,000     -0-        -0-        -0-          -0-            -0-            -0-       $180,000
-----------  ---------  -----  ---------  --------  ---------  ---------  -------------  -------------  -------------  ---------
David           CFO     2006   $180,000     -0-      $80,000      -0-          -0-            -0-            -0-       $260,000
Collins(2)              2005   $180,000     -0-        -0-      $55,855        -0-            -0-            -0-       $235,855
-----------  ---------  -----  ---------  --------  ---------  ---------  -------------  -------------  -------------  ---------
Wayne           COO     2006   $250,000   $50,000      -0-        -0-          -0-            -0-            -0-       $300,000
Beninger(3)             2005   $135,416   $25,000      -0-     $310,907        -0-            -0-            -0-       $471,323
-----------  ---------  -----  ---------  --------  ---------  ---------  -------------  -------------  -------------  ---------
              Former
Eric           V.P.,    2006    $45,000     -0-        -0-        -0-          -0-            -0-            -0-        $45,000
Brown(4)      Finance   2005   $180,000     -0-        -0-     $274,750        -0-            -0-            -0-       $454,750
--------------------------------------------------------------------------------------------------------------------------------

Notes to Summary Compensation Table:

     (1) Mr. Dole was appointed as a Director in July 2004. On December 30, 2004, Mr. Dole assumed the roles of Chairman of our Board of Directors, President and Chief Executive Officer. Mr. Dole became an employee of the Company as of January 1, 2005. Mr. Dole entered into an employment agreement with the Company in November 2004 for an initial term of two years which calls for compensation of $15,000 per month.
     (2) Mr. Collins was appointed Chief Financial Officer in September, 2004. Mr. Collins became an employee of the Company as of January 1, 2005. Mr. Collins entered into an employment agreement with the Company May 1, 2005, for an initial term of two years which calls for compensation of $15,000 per month.
     (3) Mr. Beninger was appointed Chief Financial Officer and became an employee of the Company as of May 1, 2005. Mr. Beninger entered into an employment agreement with the Company May 1, 2005, for an initial term of two years which calls for compensation of $20,830 per month salary and $50,000 per year bonus.
     (4) Mr. Brown was appointed Vice President of Finance on December 30, 2004. Mr. Brown became an employee of the Company as of January 1, 2005. Mr. Brown entered into an employment agreement with the Company May 1, 2005, for a term of two years which called for compensation of $15,000 per month. Mr. Brown resigned from his position on March 15, 2006 at which time is employment agreement was mutually terminated.

EMPLOYMENT AGREEMENTS

The employment contracts in existence with officers and key personnel include employment contracts with each of Richard Dole (Chairman, President and CEO), David Collins (Chief Financial Officer) and Wayne Beninger, (Chief Operating Officer). Mr. Dole's Employment Agreement became effective on November 14, 2004 and had an initial term of 2 years, of which has since expired and still in effect on a month to month basis. Employment Agreements with Messrs Collins and Beninger became effective May 1, 2005 and have an initial term of 2 years.

The employment contracts with Messrs. Dole, Collins, and Beninger provide for an initial employment term of two years and month to month thereafter. Each of the employment contracts provides for termination by the Company upon death or disability, with six month severance payments. Each of the employment contracts permits termination by the Company for cause, which includes malfeasance, misuse of funds, insubordination, a material uncured breach or conviction for a felony or crime of moral turpitude. The agreements may be voluntarily terminated by the employee at any time, with no severance payment. Additionally, the respective employees may elect to terminate their employment contract and receive severance pay upon a material uncured breach by the Company or a change in control, if within forty five days of the change in control the employee is not offered a position with the identical salary for a period equal to the then remaining term plus one year. For purposes of each agreement, a change in control is defined as a change in the majority of the Board of Director positions accompanying the acquisition of voting securities by a third party (other than directly from the Company) equivalent to forty percent of the voting control of the Company (other than a subsidiary or employee benefit plan), or accompanying a sale of all of the assets or a merger (other than involving a subsidiary). Upon termination for cause, the employee is not entitled to severance pay. A termination without cause while a contract is pending, other than due to a change in control, entitles the employees other than Mr. Dole to compensation through the end of the contract term plus an additional three months. A termination without cause of Mr. Dole or non-renewal of Mr. Dole's agreement gives rise to a severance pay obligation equal to twelve months. Upon a termination coupled with a change in control where the particular employee is not offered a position for the identical salary, and in the case of Messrs. Dole and Beninger, the same position, the employee is entitled to severance compensation equal to the face period of the employment contract then pending at termination (e.g. a 1-year contract would give rise to twelve months severance pay).

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

-------------------------------------------------------------------------------------------------------------------------------
                                      OPTION AWARDS                                               STOCK AWARDS
           -------------------------------------------------------------------  -----------------------------------------------
                                                                                                                       Equity
                                                                                                           Equity    Incentive
                                                                                                         Incentive      Plan
                                            Equity                                                          Plan      Awards:
                                          Incentive                                                       Awards:    Market or
                                             Plan                               Number of     Market     Number of     Payout
            Number of      Number of       Awards:                              Shares or    Value of     Unearned    Value of
            Securities     Securities     Number of                              Units of    Shares or    Shares,     Unearned
  Name      Underlying     Underlying     Securities     Option      Option       Stock      Units of      Units      Shares,
           Unexercised    Unexercised     Underlying    Exercise   Expiration   that have   Stock that    or Other     Units
           Options (#)    Options (#)    Unexercised   Price ($)      Date         not       have not      Rights     or Other
           Exercisable   Unexercisable     Unearned                               Vested      Vested        that       Rights
                                           Options                                 (#)          ($)       have not      that
                                             (#)                                                           Vested     have not
                                                                                                            ($)        Vested
                                                                                                                        ($)

  (a)          (b)            (c)            (d)          (e)          (f)         (g)          (h)         (i)         (j)
---------  ------------  --------------  ------------  ----------  -----------  ----------  -----------  ----------  ----------
Richard       61,538          -0-            -0-         $6.50      7/26/2007      -0-          -0-         -0-         -0-
Dole         230,769          -0-            -0-         $5.20      9/15/2007      -0-          -0-         -0-         -0-
            2,687,738         -0-            -0-         $1.95     11/15/2008      -0-          -0-         -0-         -0-
---------  ------------  --------------  ------------  ----------  -----------  ----------  -----------  ----------  ----------
Wayne         19,231          -0-            -0-         $9.75      2/24/2007      -0-          -0-         -0-         -0-
Beninger     365,000          -0-            -0-         $1.95     11/15/2008      -0-          -0-         -0-         -0-
---------  ------------  --------------  ------------  ----------  -----------  ----------  -----------  ----------  ----------
David         92,308          -0-            -0-         $0.98     11/15/2008      -0-          -0-         -0-         -0-
Collins       76,923          -0-            -0-         $1.63     11/15/2008      -0-          -0-         -0-         -0-
              50,000          -0-            -0-         $1.95     11/15/2008      -0-          -0-         -0-         -0-
---------  ------------  --------------  ------------  ----------  -----------  ----------  -----------  ----------  ----------
Richard       61,538          -0-            -0-         $6.50      7/26/2007      -0-          -0-         -0-         -0-
Majeres       50,000          -0-            -0-         $1.95      3/25/2008      -0-          -0-         -0-         -0-
---------  ------------  --------------  ------------  ----------  -----------  ----------  -----------  ----------  ----------
Gerald        61,538          -0-            -0-         $6.50      7/26/2007      -0-          -0-         -0-         -0-
Agranoff      50,000          -0-            -0-         $1.95      3/25/2008      -0-          -0-         -0-         -0-
-------------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

For the year ending December 31, 2006, the Board of Directors approved compensation of $30,000 cash to independent board members, Gerald Agranoff and Richard Majeres, for their services for 2006.

---------------------------------------------------------------------------------------------------------------
                                                        Non-Equity     Nonqualified
                   Fees Earned     Stock     Option   Incentive Plan     Deferred       All Other
    Name           or Paid in    Awards ($)  Awards    Compensation    Compensation   Compensation   Total ($)
    (a)             Cash ($)        (c)        ($)          ($)        Earnings ($)        ($)          (h)
                       (b)                     (d)          (e)             (f)            (g)
----------------  -------------  ----------  -------  ---------------  -------------  -------------  ----------
Gerald Agranoff      $30,000        -0-        -0-          -0-             -0-            -0-        $30,000
----------------  -------------  ----------  -------  ---------------  -------------  -------------  ----------
Richard Majeres      $30,000        -0-        -0-          -0-             -0-            -0-        $30,000
---------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information at March 15, 2007 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 15, 2007, we had 38,773,495 shares of common stock issued and outstanding.

---------------------------------------------------------------------------------
                                                   AMOUNT AND
TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL     NATURE OF     PERCENTAGE OF
                             OWNER                 BENEFICIAL    COMMON STOCK (1)
                                                    OWNERSHIP
--------------  --------------------------------  -------------  ----------------
Common Stock    Richard D. Dole                    3,245,430(2)       7.77%
                Chairman, President and CEO
                675 Bering Drive, Suite 200
                Houston, Texas  77057
--------------  --------------------------------  -------------  ----------------
Common Stock    Wayne Beninger                      631,923(3)       1.61%
                Chief Operating Officer
                675 Bering Drive, Suite 200
                Houston, Texas  77057
--------------  --------------------------------  -------------  ----------------
Common Stock    David J. Collins                     859,417(4)       2.20%
                Vice President and
                Chief Financial Officer
                675 Bering Drive, Suite 200
                Houston, Texas  77057
--------------  --------------------------------  -------------  ----------------
Common Stock    Gerald Agranoff                     121,795(6)       0.31%
                Director
                675 Bering Drive, Suite 200
                Houston, Texas  77057
--------------  --------------------------------  -------------  ----------------
Common Stock    Richard Majeres                     203,943(7)       0.52%
                Director
                675 Bering Drive, Suite 200
                Houston, Texas  77057
--------------  --------------------------------  -------------  ----------------

--------------  --------------------------------  -------------  ----------------
                ALL OFFICERS AND DIRECTORS AS A     5,062,508        12.43%
                GROUP (TOTAL OF  5)
--------------  --------------------------------  -------------  ----------------

--------------  --------------------------------  -------------  ----------------
Common Stock    Wellington Trust Company, NA       2,033,084(9)       5.24%
                75 State Street
                Boston, MA 02109
---------------------------------------------------------------------------------

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
(ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2007. As of March 15, 2007 there were 38,773,495 shares of our common stock issued and outstanding.

(2) Includes 265,385 shares of common stock held directly and 2,980,045 shares issuable upon the exercise of warrants to purchase additional shares of common stock. Excludes 950,000 warrants issued to Mr. Dole that have been gifted to his children, to which Mr. Dole disavows beneficial ownership.

(3) Includes 247,692 shares of common stock held directly and 384,231 shares issuable directly upon the exercise of warrants to purchase additional shares of common stock.

(4) Includes 640,186 shares directly and 219,231 shares issuable directly upon the exercise of warrants to purchase additional shares of common stock.

(6) Includes 10,257 shares held directly and 111,538 shares issuable upon the exercise of warrants to purchase additional shares of common stock.

(7) Includes 92,405 shares held directly by Mr. Majeres and 111,538 shares issuable upon the exercise of warrants to purchase additional shares of common stock.

(9)  Includes 2,033,084 shares held by Wellington Trust Company, NA

_____________________________

We are not aware of any arrangements that could result in a change of control.

The disclosure required by Item 201(d) of Regulation S-B is set forth in ITEM 5 herein.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

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

DIRECTOR  INDEPENDENCE

Two of our Board of Directors are independent Directors pursuant to the standards applicable to Regulation S-B. Mr. Gerald Agranoff and Mr. Richard Majeres are the independent Board members

ITEM  13.     EXHIBITS

Exhibit 14.1 - Code of Ethics (Incorporated by reference to our Form SB-2 registration statement filed on June 6, 2005.

Exhibit  21.1  -  List  of  Subsidiaries

Exhibit  23.1  -  Consent  of  McCartney  Engineering  LLC,  March  26,  2007

Exhibit  23.2  -  Consent  of  Ryder  Scott  Company,  March  30,  2007

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


ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees paid or accrued for professional services rendered by Ham, Langston & Brezina for the audit of our annual financial statements for fiscal year 2006 and fiscal year 2005 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Ham, Langston & Brezina for fiscal year 2006 and fiscal year 2005.

                            2006          2005
                         -----------  ------------
     Audit fees          $    76,000  $     69,000
     Audit-related fees            0         2,000
     Tax fees                 18,800         9,805
     All other fees            1,500        27,309
                         -----------  ------------

     Total               $    96,300  $    108,114
                         ===========  ============

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

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

PETROSEARCH ENERGY CORPORATION

By /s/ Richard D. Dole
   -------------------
Richard D. Dole
President and Chief Executive Officer


In accordance with the requirements of the Securities Act of 1933, this Form 10-KSB has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature                      Title                                     Date
By /s/ Richard D. Dole         President, Chief Executive Officer        April 2, 2007
----------------------         and Chairman of the Board
Richard D. Dole


By /s/ David J. Collins        Chief Financial Officer                   April 2, 2007
-----------------------        and Principal Financial Officer
David J. Collins


By /s/  Gerald Agranoff        Director                                  April 2, 2007
-----------------------
Gerald Agranoff


By /s/ Richard Majeres         Director                                  April 2, 2007
----------------------
Richard Majeres

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Stockholders
Petrosearch Energy Corporation


We have audited the accompanying consolidated balance sheets of Petrosearch Energy Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petrosearch Energy Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/  Ham,  Langston  &  Brezina,  L.L.P.



Houston,  Texas

March  30,  2007

                                   PETROSEARCH ENERGY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2006 AND 2005

ASSETS                                                                          2006          2005
------                                                                      ------------  ------------

Current assets:
  Cash                                                                      $ 3,715,618   $ 4,052,844
  Accounts receivable:
    Joint owners-billed, net of allowance of $83,073                            421,081     1,342,386
    Joint owners-unbilled                                                        15,213         1,958
    Oil and gas production sales                                                146,408         9,345
  Prepaid expenses and other current assets                                     829,104       517,482
                                                                            ------------  ------------
      Total current assets                                                    5,127,424     5,924,015
                                                                            ------------  ------------

Property and equipment:
  Oil and gas properties, full cost method of accounting:
    Properties subject to amortization                                       23,462,639    11,849,520
    Properties not subject to amortization                                    6,309,169     3,513,597
  Other property and equipment                                                  149,348       147,047
                                                                            ------------  ------------
    Total                                                                    29,921,156    15,510,164
  Less accumulated depreciation, depletion and amortization                  (2,357,347)   (1,966,000)
                                                                            ------------  ------------
    Total property and equipment, net                                        27,563,809    13,544,164

Prepaid oil and gas costs                                                        14,507        81,603

Other assets                                                                    656,790        66,462
                                                                            ------------  ------------

    Total assets                                                            $33,362,530   $19,616,244
                                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                                         $ 1,863,531   $   908,168
  Current portion of long-term debt Kallina                                     298,806             -
  Trade note payable                                                            409,819             -
  Accounts payable                                                            1,062,679       561,546
  Accrued liabilities                                                         1,532,196       750,036
  Warrant liability                                                             317,752             -
                                                                            ------------  ------------
    Total current liabilities                                                 5,484,783     2,219,750
                                                                            ------------  ------------

Long-term debt, net of current portion                                        2,066,074     2,537,251
Long-term debt, net of current portion - Kallina                              6,963,694             -
Other long-term obligations                                                     906,996       670,456
                                                                            ------------  ------------
    Total liabilities                                                        15,421,547     5,427,457
                                                                            ------------  ------------

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
    Series A  8% convertible preferred stock, 1,000,000 shares authorized;
    483,416 shares issued and outstanding at December 31, 2006 and 2005         483,416       483,416
    Series B convertible preferred stock, 100,000 shares authorized;
    43,000 shares issued and outstanding at December 31, 2006 and  2005          43,000        43,000
  Common stock, par value $0.001 per share, 100,000,000 shares
  Authorized; 37,927,070 and 28,497,761 shares issued and outstanding
  at December 31, 2006 and 2005                                                  37,927        28,497
  Additional paid-in capital                                                 23,928,090    18,089,828
  Unissued common stock                                                         771,429       545,000
  Accumulated deficit                                                        (7,322,879)   (5,000,954)
                                                                            ------------  ------------
      Total stockholders' equity                                             17,940,983    14,188,787
                                                                            ------------  ------------

      Total liabilities and stockholders' equity                            $33,362,530   $19,616,244
                                                                            ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         PETROSEARCH ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                       2006          2005
                                                   ------------  ------------
Oil and gas production revenues                    $ 1,232,958   $ 1,701,043
                                                   ------------  ------------

Operating costs and expenses:
  Lease operating and production taxes                 653,265       581,313
  Depreciation, depletion and amortization             391,347       563,252
  General and administrative                         2,766,235     3,268,088
                                                   ------------  ------------

    Total costs and expenses                         3,810,847     4,412,653
                                                   ------------  ------------

Operating loss                                      (2,577,889)   (2,711,610)
                                                   ------------  ------------

Other income (expense):
  Interest income                                       73,585        51,031
  Interest expense                                    (801,067)     (240,452)
  Gain on sale of securities                         1,000,000             -
  Change in value of warrant liability                 (16,554)            -
                                                   ------------  ------------

    Total other income (expense)                       255,964      (189,421)
                                                   ------------  ------------

      Net loss                                     $(2,321,925)  $(2,901,031)
                                                   ============  ============

Basic and diluted net loss per common share        $     (0.08)  $     (0.11)
                                                   ============  ============

Weighted average common shares                      31,253,819    25,409,348
                                                   ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                                  PETROSEARCH ENERGY CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                                        TOTAL
                                        SERIES A             SERIES B         ADDITIONAL   UNISSUED                     STOCK-
                   COMMON STOCK      PREFERRED STOCK      PREFERRED STOCK      PAID-IN      COMMON     ACCUMULATED     HOLDERS
                 SHARES    AMOUNT    SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL       STOCK       DEFICIT        EQUITY
               ----------  -------  ---------  --------  ---------  -------  ------------  ---------  -------------  ------------
Balance at
December 31,
2004           18,792,120  $18,792    483,416  $483,416     43,000  $43,000  $ 6,884,784   $       -  $ (2,099,923)  $ 5,330,069

Common Stock
issued
for cash        9,174,873    9,174          -         -          -        -   10,600,545           -             -    10,609,719

Common stock
issued and
committed for
oil and gas
properties        500,000      500          -         -          -        -      544,500     545,000             -     1,090,000

Compensation
awarded to
Board of
Directors          30,768       31          -         -          -        -       59,969           -             -        60,000

Issuances of
warrants
with debt               -        -          -         -          -        -       88,422           -             -        88,422

Cancellation
of warrants             -        -          -         -          -        -      (88,392)          -             -       (88,392)

Net loss                -        -          -         -          -        -            -           -    (2,901,031)   (2,901,031)
               ------------------------------------------------------------------------------------------------------------------
Balance at
December 31,
2005           28,497,761  $28,497    483,416  $483,416     43,000  $43,000  $18,089,828   $ 545,000  $ (5,000,954)  $14,188,787
               ==================================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.


                                                  PETROSEARCH ENERGY CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                                                        TOTAL
                                          SERIES A            SERIES B       ADDITIONAL    UNISSUED                     STOCK-
                     COMMON STOCK      PREFERRED STOCK     PREFERRED STOCK     PAID-IN      COMMON     ACCUMULATED     HOLDERS
                   SHARES    AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT     CAPITAL      STOCK        DEFICIT        EQUITY
                 ----------  -------  --------  --------  --------  -------  -----------  ----------  -------------  ------------
Balance at
December 31,
2005             28,497,761  $28,497   483,416  $483,416    43,000  $43,000  $18,089,828  $ 545,000   $ (5,000,954)  $14,188,787

Common stock
issued for cash   8,368,576    8,369                                           4,787,768    771,429                    5,567,566

Issuance of
common stock
committed           500,000      500                                             544,500   (545,000)                           -

Common stock
issued for
employee
compensation        300,000      300                                             239,700                                 240,000

Common stock
issued for
services             82,500       83                                              54,501                                  54,584

Exercise of
warrants            178,233      178                                             174,491                                 174,669

Issuance of
warrants to
lender                                                                            37,302                                  37,302

Net loss                                                                                                (2,321,925)   (2,321,925)
                 ----------------------------------------------------------------------------------------------------------------
Balance at
December 31,
2006             37,927,070  $37,927   483,416  $483,416    43,000  $43,000  $23,928,090  $ 771,429   $ (7,322,879)  $17,940,983
                 ================================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                                     PETROSEARCH ENERGY CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                 2006           2005
                                                                             -------------  ------------
Cash flows from operating activities:
Net loss                                                                     $ (2,321,925)  $(2,901,031)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depletion, depreciation and amortization expense                                391,347       563,252
  Write off of prepaid oil and gas costs                                                -        60,000
  Stock based compensation                                                        294,584        60,000
  Amortization of deferred rent                                                    (5,082)           77
  Amortization of debt discount and financing costs                               161,887        48,283
  Accretion of asset retirement obligation                                         28,505             -
  Change in value of warrant liability                                             16,554             -
  Bad debt expense                                                                      -       145,443
  Gain on sale of securities                                                   (1,000,000)            -
Changes in operating assets and liabilities:
  Accounts receivable                                                             488,455       368,664
  Prepaid expenses and other assets                                              (960,403)     (235,055)
  Accounts payable and accrued liabilities                                        853,423      (599,672)
  Trade note payable                                                              409,819             -
                                                                             -------------  ------------

Net cash used in operating activities                                          (1,642,836)   (2,490,039)
                                                                             -------------  ------------

Cash flows from investing activities:
  Capital expenditures, including purchases and development of properties     (14,141,190)   (7,815,083)
  Purchase of prepaid credits for oil and gas properties, net                           -       (59,323)
  Proceeds from sale of property                                                  509,015     2,072,002
  Proceeds from sale of equity securities                                       1,000,000             -
                                                                             -------------  ------------

Net cash used in investing activities                                         (12,632,175)   (5,802,404)
                                                                             -------------  ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                                        5,760,616    10,609,719
  Proceeds from exercise of warrants                                              174,669             -
  Proceeds from notes payable                                                  10,880,000     3,950,000
  Repayment of notes payable                                                   (2,877,500)   (3,315,000)
                                                                             -------------  ------------

Net cash provided by financing activities                                      13,937,785    11,244,719
                                                                             -------------  ------------

Net (decrease) increase in cash and cash equivalents                             (337,226)    2,952,276

Cash and cash equivalents at beginning of year                                  4,052,844     1,100,568
                                                                             -------------  ------------

Cash and cash equivalents at end of year                                     $  3,715,618   $ 4,052,844
                                                                             =============  ============

Supplemental disclosures of cash flow information:
  Interest paid                                                              $    546,031   $   227,192
                                                                             =============  ============

  Income taxes paid                                                          $          -   $         -
                                                                             =============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                         PETROSEARCH ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

     ORGANIZATION
     ------------

     Petrosearch Energy Corporation (the "Company"), a Nevada Corporation formed in November 2004, is an independent oil and gas company based in Houston, Texas, with a second office in Dallas, Texas. The Company is a resource based exploration and development company with operations focused in three core areas of the lower 48 states of the United States with existing production in Texas, North Dakota and Oklahoma. The three core areas of operation include a Barnett Shale project through the participation in DDJET Limited LLP, the development of a Texas Panhandle water flood project and the exploitation of the Wilcox trend in the SW Garwood Field of South Texas.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries. In addition, during 2006, the consolidated financial statements of the Company include its pro-rata share of the accounts of the DDJET Limited LLP Partnership, in which the company has a 5.54 percent ownership interest. All significant inter-company accounts and transactions have been eliminated.

     ACCOUNTING  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties and our full cost ceiling test limitation. In addition, estimates are used in computing taxes, preparing accruals of operating costs and production revenues, asset retirement obligations and fair value of stock options and the related compensation expense. See Note 14 - Supplemental Oil and Gas Information (Unaudited) for more information relating to estimates of proved reserves. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materially from these estimates.

     BUSINESS  SEGMENTS
     ------------------

     The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses. Operating segments have separate financial information and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance.

     Segment reporting is not applicable for us as each of our operating areas has similar economic characteristics and each meets the criteria for aggregation as defined in SFAS 131. All of our operations involve the exploration, development and production of natural gas and oil, and all of our operations are located in the United States. We have a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. We track only basic operational data by area, and do not maintain comprehensive financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. Throughout the year, we freely allocate capital resources on a project-by-project basis across our entire asset base to maximize profitability without regard to individual areas or segments.

     OIL  AND  GAS  PROPERTIES
     -------------------------

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

     The following table reflects the depletion expense incurred from oil and gas properties during the years ended December 31, 2006 and 2005:

                                             2006      2005
                                           --------  --------
       Depletion Expense                   $361,933  $543,654
                                           ========  ========
       Depletion expense per BOE produced  $  18.51  $  15.24
                                           ========  ========

     At December 31, 2006 and 2005, unproved oil and gas properties not subject to amortization included $6,309,169 and $3,513,597, respectively, of property acquisition, exploration and development costs that are not being amortized. These costs will begin to be amortized when they are evaluated and proved, reserves are discovered, impairment is indicated or when the lease terms expire. Unproved leasehold costs consist of interest in leases located in Mississippi, Oklahoma and Texas.

     The following table reflects the periods when costs were incurred for unproved oil and gas properties costs:

                                     2004      2005       2006       TOTAL
                                   --------  --------  ----------  ----------
       Property acquisition costs  $309,961  $431,334  $2,872,847  $3,614,142
       Exploration costs                  -         -   2,695,027   2,695,027
                                   ------------------------------------------

         Total                     $309,961  $431,334  $5,567,874  $6,309,169
                                   ==========================================

     Unproved properties represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. These costs are reviewed periodically for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased.

     OTHER  PROPERTY  AND  EQUIPMENT
     -------------------------------

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years for office furniture and equipment and transportation and other equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations. Depreciation expense for other property and equipment for the years ended December 31, 2006 and 2005 was $29,414 and $19,598, respectively.

     ASSET RETIREMENT OBLIGATIONS
     ----------------------------

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the Company's oil and gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed.

     A reconciliation of the Company's asset retirement obligation liability is as follows:

                                                 As of December 31,
                                                 2006         2005
                                              -----------  ----------
       Beginning asset retirement obligation  $  633,455            -
         Liabilities incurred                     76,826   $  633,455
         Liabilities settled                     (30,056)           -
         Revisions in estimated cash flows       166,347            -
       Accretion expense                          28,505            -
                                              -----------  ----------
       Ending asset retirement obligation     $  875,077   $  633,455
                                              ===========  ==========

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     RECEIVABLES
     -----------

     The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. Many of the Company's receivables are from joint interest owners on properties of which the Company is the operator. Thus, the Company may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, the Company's crude oil and natural gas receivables are collected within two months. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2006 and 2005, the Company provided an allowance of $83,073 for doubtful accounts for trade receivables or joint interest owner receivables.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2006 and 2005. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

     RESTORATION,  REMOVAL  AND  ENVIRONMENTAL  LIABILITIES
     ------------------------------------------------------

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

     Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of December 31, 2006, the Company believes it has no such liabilities.

     CONCENTRATION  OF  CREDIT  RISK  AND  MAJOR  CUSTOMERS
     ------------------------------------------------------

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

     The Company performs ongoing credit evaluations and, generally, requires no collateral from its customers or other joint interest owners. As of December 31, 2006, 53%, 20%, and 17% of accounts receivable from oil and gas sales were from three customers.

     As of December 31, 2006, 43%, 30%, and 17% of accounts receivable from joint interest owners were from three joint interest owners.

     During the years ended December 31, 2006 and 2005, respectively, 77% and 94% of the Company's revenue was received from two and three customers as follows:

                      2006        2005
                   ----------  ----------
       Customer A  $  787,839  $  879,542
       Customer B           -     552,998
       Customer C     160,605     172,540
       Others         284,514      95,963
                   ----------  ----------

         Total     $1,232,958  $1,701,043
                   ==========  ==========

     The Company had no other single customer that accounted for 10% or more of revenues in 2006 or 2005. Due to the nature of the demand of its products, crude oil and natural gas, the Company believes that it is not dependent on any single customer.

     REVENUE  RECOGNITION
     --------------------

     We use the entitlements method of accounting for the recognition of natural gas and oil revenues. Under this method of accounting, income is recorded based on our net revenue interest in production or nominated deliveries. We recognize and record sales when production is delivered to a specified pipeline point, at which time title and risk of loss are transferred to the purchaser. Our arrangements for the sale of natural gas and oil are evidenced by written contracts with determinable market prices based on published indices. We continually review the creditworthiness of our purchasers in order to reasonably assure the timely collection of our receivables. Historically, we have experienced no material losses on receivables.

     EARNINGS  (LOSS)  PER  SHARE
     ----------------------------

     The Company provides basic and dilutive earnings (loss) per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, potential dilutive securities, assuming the Company had net income, that had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share consisted of warrants for the purchase of 63,210 and 651,281 common shares, respectively, and convertible preferred stock convertible into 94,218 common shares.

     STOCK  BASED  COMPENSATION
     --------------------------

     Prior to January 1, 2006 the Company used SFAS No. 123, "Accounting for Stock-Based Compensation" which established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". During 2005, the Company accounted for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     On January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment" using the "modified prospective method" as defined by SFAS 123 (R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as stock-based compensation expense in the Company's Consolidated Statement of Operations based on their fair values. Proforma disclosure is no longer an alternative. Accordingly, the Company now recognizes compensation expense for all stock options.

     CAPITALIZED  INTEREST
     ---------------------

     The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest capitalized in 2006 and 2005 was $120,802 and $46,630, respectively.

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

     OTHER  INCOME
     -------------

     On May 5, 2006 the Company sold 1,500,000 shares of Texcom Stock for a total of $1,000,000. The Company acquired the shares in November 2003 pursuant to a merger and a sale of a subsidiary.

     OFF BALANCE SHEET ARRANGEMENTS
     ------------------------------

     From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2006, the off-balance sheet arrangements and transactions that the Company has entered into include two operating lease agreements for office space. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     The following discussions provide information about new accounting pronouncements that have been issued by the FASB:

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures regarding fair value measurements. SFAS 157 does not add any new fair value measurements, but it does change current practice and is intended to increase consistency and comparability in such measurement. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.

     Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements and does not expect the interpretation to have a material impact on its results of operations or financial position.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, the Company adopted FIN 48 on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 and does not expect the interpretation to have a material impact on its results of operations or financial position.

2.   SALE OF OIL AND GAS PROPERTIES
     ------------------------------

     Effective July 1, 2005, the Company's wholly owned subsidiary, TK Petrosearch, L.L.C., sold its interest in the Blue Ridge Salt Dome Field for $2,072,002 to the individual who had managed the TK PetroSearch, LLC subsidiary. The transaction has been reflected in the accompanying financial statements as a reduction of capitalized oil and gas properties as required by accounting principles generally accepted in the United States of America. The following represents the unaudited proforma effect on the consolidated statement of operations for the year ended December 31, 2005 as if the transaction occurred on January 1, 2005. The sale represents $30.16 per barrel of oil of the proved reserves sold.

                                                                     PROFORMA       PROFORMA
                                                     AS REPORTED    ADJUSTMENTS    (UNAUDITED)
                                                    -------------  -------------  -------------

       Oil and gas production revenues              $  1,701,043   $   (552,998)  $  1,148,045
       Costs and expenses                              4,412,653        359,162      4,053,491
                                                    -------------------------------------------
       Operating loss                                 (2,711,610)      (193,836)    (2,905,446)

       Other expenses                                   (189,421)                     (189,421)
                                                    -------------------------------------------
       Net loss                                     $ (2,901,031)  $   (193,836)  $( 3,094,867)
                                                    ===========================================

       Basic and diluted net loss per common share  $      (0.11)  $      (0.01)  $      (0.12)
                                                    ===========================================

     In November 2006, the Company sold its interests in Burleson County, Texas for proceeds of $509,015. The transaction has been reflected in the accompanying financial statements as a reduction of capitalized oil and gas properties as required by accounting principles generally accepted in the United States of America. Proformas are not included as this was not a producing property.

3.   INTERESTS  IN  OIL  AND  GAS  PROPERTIES
     ----------------------------------------

     BARNETTSHALE  PROJECT,  8  COUNTIES,  TEXAS
     -------------------------------------------

     Effective December 15, 2006, the Company's wholly owned subsidiary, Barnett Petrosearch LLC ("Barnett"), joined in the formation of a Partnership, DDJET Limited LLP, ("Partnership") for the development of Barnett Shale properties in the Fort Worth Basin, Texas. Barnett owns a 5.54% interest in the Partnership along with partners, Metroplex Barnett Shale LLC (a wholly owned subsidiary of Exxon Mobil Corporation), which will direct operations, and Cinco County Barnett Shale LLC, (a privately held Dallas-based company). The decision to hold the Company's ownership interest in the oil and gas leases and infrastructure assets of the Barnett Shale project in a partnership was to ensure the alignment of the interests of all the owners and to simplify the operations relative to the project.

     The Partnership's assets include all leases acquired to date within an 8-county contract area, under a previous agreement among affiliates of the three partners, along with associated facilities including nearly 100 miles of pipeline and options on separate pipeline rights of way. Pursuant to the Partnership agreement the Company takes its gas in-kind and is billed separately each month for its proportionate share of the leasing, drilling and completion costs as if our interest was a working interest. ExxonMobil has agreed to market the Company's gas for the first year of the partnership.

     The Partnership Agreement provides for an initial agreed capital and cash and non-cash operating expense budget which runs through calendar 2008. The Initial budget cannot be amended unless unanimously agreed to by the partners. In addition to the $5,500,000 investment through December 31, 2006, the Company's capital requirement through 2008 based upon Barnett's Partnership percentage is approximately $18,300,000. The Partnership will continue its leasing activities within the 8-county contract area, but the current oil and gas lease inventory is sufficient to support all Partnership drilling activities through the initial budget period.

     The Partnership Agreement provides that if a partner does not meet its financial obligations on a timely basis, the defaulting partner can be, among other available remedies, expelled from the Partnership. If this occurs and if unanimous agreement as to the value of the defaulting partner's Partnership interest cannot be reached, then the value of that partner's interest will be determined using the Partnership's appraisal methods. All accrued obligations and fees related to the valuation would then be deducted. The resulting figure would then be further reduced by an additional thirty percent (30%) to achieve a figure which is the amount which would be paid to the defaulting partner for its interest upon expulsion.

     SOUTHWEST  GARWOOD  PROJECT,  COLORADO  COUNTY,  TEXAS
     ------------------------------------------------------

     Effective November 1, 2006, the Company exercised its option to acquire a 100% working interest (68% after payout working interest) from Rock Energy Partners Operating, L.P. in the Anthony Kallina et al lease covering 438.16 acres and the existing Kallina 46#1 well in the Southwest Garwood Field of Colorado County, Texas. As part of this transaction, the Company gave up a 20% working interest in 240 acres and a 21.5% after payout working interest in 445 acres.

     In connection with Petrosearch's exercise of the option and acquisition of these interests into its newly formed subsidiary, Garwood Petrosearch, Inc. ("Garwood"), Garwood executed an agreement with Laurus Master Fund, Ltd. ("Laurus") for Laurus to provide financing for the acquisition, payment of the previous working interest owner's vendor obligations and the completion costs for the Kallina 46#1 well (Note 6).

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

     The net cost to exercise the Company's option after the 12.5% farm-out was approximately $4,500,000. Included in unproved property costs as of December 31, 2006, is approximately $5,400,000 of costs related to the Southwest Garwood Project.

     NORTH  TEXAS/PANHANDLE  WATER  FLOOD  PROJECT
     ---------------------------------------------

     Effective November 15, 2005, the Company entered into an agreement to purchase a 100% working interest in 1755 acres of leases in the Quinduno Field located in Roberts County, Texas from Quinduno Energy, L.L.C, ("Quinduno"). The agreement provides for the payment of the purchase price of $2,000,000 cash and 3,000,000 shares of unregistered common shares of the Company to occur in three phases as the project progresses. The Company is currently in the first phase of the project and has paid $750,000 and issued

     1,000,000 shares of stock to Quinduno. Should the Company decide to progress into Phase II of the project, the Company's next payment to Quinduno of $500,000 and 500,000 shares of common stock of the Company will be due on May 15, 2007. Upon completion of the entire project, the seller will back in for a 10% working interest after Petrosearch has been repaid all capital expenditure costs plus $9.5 million.

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

     GRUMAN #18-1 WELL AND GRUMAN LEASES
     -----------------------------------

     Effective September 28, 2005, the Company purchased an additional 21.25% working interest in the producing Gruman #18-1 Well, and Gruman Leases for $637,500, increasing the Company's working interest in the property to 85%. In March, 2006, the Company began drilling the Gruman 18-3 well intended to be a water injection well. The well reached total depth of 9,890 feet on April 14, 2006.

     In October 2006, the Company undertook certain remedial work on the Gruman 18-1 which has improved the production on the well. The Company is currently assessing the positive impact on the long term production.

     On February 1, 2007 we began injecting produced water into the Gruman 18-3 well. The result has been to reduce the cost of operating the Gruman 18-1. The Company is considering supplementing this injection with water from the Dakota for pressure maintenance in the mound. The Company has established that the Gruman 18-3 is in pressure communication with the Gruman 18-1. Further testing or stimulation may be necessary to achieve the desired future injection rates.

4.   PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS
     ----------------------------------------------

     Prepaid expenses and other current assets consist of the following at December 31, 2006 and 2005:

                                             2006      2005
                                           --------  --------
       Prepaid expenses                    $244,775  $152,386
       Prepaid bonds                        285,022   277,000
       Current portion of financing costs   235,429    42,890
       Other receivables                     63,878    45,206
                                           --------  --------

                                           $829,104  $517,482
                                           ========  ========


5.   ACCRUED  LIABILITIES
     --------------------

     Accrued liabilities consist of the following at December 31, 2006 and 2005:

                                                             2006       2005
                                                          ----------  --------
       Revenue payable and operated prepayment liability  $  367,915  $ 21,297
       Accrued interest payable                              169,060    36,794
       Accrued liabilities for capital additions             604,449   500,000
       Financing costs payable                               193,050         -
       Accrued liability for professional fees                84,778    50,000
       Other accrued expenses                                112,944   141,945
                                                          ----------  --------

                                                          $1,532,196  $750,036
                                                          ==========  ========

6.   LONG-TERM  DEBT  AND  NOTES
     ---------------------------

     At December 31, 2006, principal payments due over the next five-year period and thereafter are following:

                                     2007        2008        2009        Total
                                  ----------  ----------  ----------  -----------
       Revolving Credit Facility  $2,130,000  $2,135,000           -  $ 4,265,000

       Secured Term Note          $  298,806  $  507,714  $6,455,980  $ 7,262,500

       Trade Note Payable         $  409,819           -           -  $   409,819
                                  ----------  ----------  ----------  -----------

         Total Payments           $2,838,625  $2,642,714  $6,455,980  $11,937,319
                                  ==========  ==========  ==========  ===========

     REVOLVING  CREDIT  AGREEMENT
     ----------------------------

     On September 29, 2005, the Company entered into an amended and restated revolving credit agreement to borrow up to $10,000,000 over a two-year period to October 1, 2007, from a private, non-public entity. The agreement has supplemental terms that were effective on October 16, 2006 through a separate letter agreement as discussed below. Proceeds of the credit line are to be used to finance activity related to eight new prospects including costs associated with acquisitions of oil and gas leases, oil and gas drilling, reworking, production, transportation, marketing and plugging activities under the leases, and all lender charges and fees. Advances under the amended and restated revolving credit agreement bear interest at a rate of the Wall Street Journal Prime Rate plus three percent (3%) per year. Each advance of principal under the amended facility is treated as a separate loan and is repayable in six (6) interest only installments followed by up to twenty four (24) principal and interest installments based upon a 30-month amortization. The Company will be assessed a one quarter of one percent (.25%) standby fee on available undrawn principal each quarter. The note matures on April 1, 2008. As of December 31, 2006, the balance outstanding under the line of credit agreement was $4,265,000, $2,130,000 of which is due in the next twelve months and $2,135,000 of which is due in 2008.

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

     As consideration for entering into the agreement, the lender received an overriding royalty in each oil and gas lease acquired with facility funds equal to 2% of the Company's acquired net revenue interest in the lease. The overriding royalty interests were earned when the lender funds have been utilized by the Company for direct and or indirect acquisition expenses or drilling expenses. In addition, the lender received 100,000 warrants (2005 warrants) to purchase common stock of the Company at an exercise price of $2.00 per share and an expiration date of November 1, 2007.

     Under the terms of the credit facility, the Company is required to offer to the lender the opportunity to participate in up to a minimum of 33.3% and up to 100% based on the sole discretion of the Company.

     On October 16, 2006, the Company entered into a Letter Agreement to amend its existing revolving credit facility with the lender. The principal available under the revolving borrowing base remains $10,000,000. Under the terms of the transaction, Fortuna advanced the Company $780,000 for the purpose of paying amounts due for the Barnett Shale Project which was repaid to Fortuna in December, 2006. As part of the financing, the Company pledged additional interests in its oil and gas properties as collateral. The lender also agreed to relinquish all of its past and future overriding royalty interest assignments delivered to the lender other than assignments associated with the Blue Ridge Field upon debt repayment. In addition, the Company agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share (2006 warrants). The Warrants contain a "put" provision which will allow Fortuna to "put" the warrants to the Company at a price of $0.65 per share for two (2) years. Additionally, as part of the transaction, the Company agreed to issue 100,000 new warrants, which expire five (5) years from the date of issue, at a price of $0.92 per share (2006 warrants) to replace 100,000 warrants previously issued to Fortuna at a price of $2.00 per share, which were previously set to expire on November 1, 2007. The warrants have piggyback registration rights. All other terms of the amended and restated revolving credit agreement remain in full force and effect.

     The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the 2006 and 2005 warrants as a debt discount was calculated at $338,500 and $88,422, respectively. The unamortized debt discount was $335,395 at December 31, 2006. The debt discount is recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

     SECURED  TERM  NOTE
     -------------------

     Garwood Petrosearch, Inc. ("Garwood"), a wholly-owned subsidiary of the Company, executed a Securities Purchase Agreement and Secured Term Note with an entity to provide financing for payment of obligations related to the drilling of the Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1. The note is for the amount of $8,300,000 and matures on November 1, 2009. Advances under the note bear interest at Wall Street Journal Prime plus 2% with a minimum interest rate of 8% and a maximum interest rate of 15%. Payments under the note will be paid from 90% of net production revenues beginning on the earlier to occur of (i) receipt of actual proceeds from production from the Kallina 46 #1 well and (ii) a date which is 120 days after the closing date of the transaction and require a minimum monthly payment of $87,500. Upon any event of default, the lender would be entitled to receive 100% of the net production revenues relating to oil and gas properties of Garwood. The note is collateralized by Garwood's recently acquired interest in the Kallina 46 #1 well and the related Section 46 acreage. The note has a balance of $7,262,500 outstanding as of December 31, 2006.

     As a part of the financing arrangement, Garwood issued the lender a warrant to acquire, upon payout of the note indebtedness, 45% of Garwood's outstanding common stock such that upon exercise of the warrant, Garwood would be owned 55% by the Company and 45% by the lender. The fair value of the warrant at the time of the transaction was deemed to be of insignificant value due to the lack of proved reserves and the initial stages of the subsidiary.

     TRADE  NOTE  PAYABLE
     --------------------

     Effective October 24, 2006, the Company entered into a note payable agreement with a vendor in the amount of $487,293 bearing interest at an annual rate of 11.25% and a maturity date of November 1, 2007. The note is not collateralized and has a balance outstanding of $409,819 as of December 31, 2006.

7.   INCOME  TAXES
     -------------

     Through December 31, 2006, the Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2006, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $21,300,000 which expire in various tax years through 2026. Under the provisions of Section 382 of the Internal Revenue Code, the ownership change in the Company that resulted from the recapitalization of the Company could limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2006 and 2005 are as follows:

                                                    2006          2005
                                                ------------  ------------
       Deferred tax assets:
         Net operating loss carry-forward       $ 7,246,463   $ 3,874,325
         Allowance for doubtful accounts             28,245        42,868
         Contribution carryover                       3,515         2,346
                                                --------------------------

           Total deferred tax assets              7,278,223     3,919,539

         Less valuation allowance                (2,416,054)   (1,628,636)
                                                --------------------------

         Net deferred tax asset                   4,862,169     2,290,903
                                                --------------------------

       Deferred tax liabilities:
         Book/tax basis difference in oil and
           Gas properties                        (4,851,493)   (2,277,366)
         Book/tax basis difference in property
           and equipment                            (10,676)      (13,537)
                                                --------------------------

           Total deferred tax liability          (4,862,169)   (2,290,903)
                                                --------------------------

             Net deferred tax                   $         -   $         -
                                                ==========================

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2006  and  2005  is  as  follows:

                                                                 2006                 2005
                                                           AMOUNT       %       AMOUNT       %
                                                         ----------  -------  ----------  -------
       Benefit for income tax at federal statutory rate  $(789,455)  (34.0)%  $(986,351)  (34.0)%
       Non-deductible expenses and other                     2,037       0.0      5,347       0.0
       Increase in valuation allowance                     787,418      34.0    981,004      34.0
                                                         ----------------------------------------
                                                         $       -     -   %  $       -     -   %
                                                         ========================================

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     OPERATING LEASE
     ---------------

     The Company rents office space under long-term office leases that expire through 2010. The future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year amount to $398,881 of which $96,234 is to be paid in 2007, $99,989 is to be paid in 2008, $101,888 is to be paid in 2009, and $100,770 is to be paid in 2010. Rent expense incurred under operating leases during the years ended December 31, 2006 and 2005 was $95,152 and $101,321, respectively.

     LEGAL  PROCEEDINGS
     ------------------

     We  are  currently  not  a party to any material pending legal proceedings.

9.   STOCKHOLDERS'  EQUITY
     ---------------------

     The Company has the authority to issue up to 120,000,000 shares of stock, consisting of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $1.00 per share.

     PREFERRED  STOCK
     ----------------

     The Company's articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company's board of directors.

     As of December 31, 2006 and 2005, the Company has 1,000,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") authorized and 483,416 shares outstanding. The shares have a par and stated value of $1.00 per share. If declared by the Board of Directors, dividends are to be paid quarterly in cash or in common stock of the Company to the holders of shares of the Series A Preferred. The shares of the Series A Preferred rank senior to the common stock both in payment of dividends and liquidation preference. The Series A Preferred is convertible into common stock of the Company at a conversion price of $6.50 per share. Beginning August 19, 2003, the Company had the right to redeem all or part of the shares of Series A Preferred for cash at a redemption price equal to $6.50 per share plus all accrued and unpaid dividends on the shares to be redeemed. As of December 31, 2006, no dividends have been declared and approximately $170,000 of dividends were in arrears related to the Series A Preferred if the Company decided to declare dividends.

     As of December 31, 2006 and 2005, the Company has 100,000 shares authorized and 43,000 shares issued and outstanding of Series B Convertible Preferred Stock ("Series B Preferred"). The shares have a par and stated value of $1.00 per share. The shares of the Series B Preferred rank senior to the common stock in liquidation preference. The Series B Preferred is convertible into common stock of the Company at an initial conversion price of $2.14 per share at the option of the holder. Beginning October 1, 2003, the Company had the right to redeem all or part of the shares of Series B Preferred for cash at a redemption price equal to $6.50 per share.

     STOCK  WARRANTS
     ---------------

     The Company periodically issues incentive stock warrants to executives, officers, directors and employees to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such warrants are approved by the Board of Directors. The exercise price of a warrant granted is determined by the fair market value of the stock on the date of grant. For purposes of determining compensation expense associated with stock warrants in 2005, the intrinsic value of the Company's stock was determined based upon the quoted market price of the Company's common stock for executives, officers and directors and fair value of the Company's stock was determined based upon the Black-Scholes option pricing model for non-employees. For purposes of determining compensation expense associated with stock warrants in 2006, the fair value of the Company's stock was determined based upon the Black-Scholes option pricing model for non-employees and employees. The Company issues shares of authorized common stock upon exercise of warrants.

     The Company issued the following warrants in 2006 and 2005:

     Pursuant to a private placement done in February, 2006, the Company issued 964,285 three year warrants to purchase shares of the Company's common stock with an exercise price of $2.00 per share to the accredited investors. In addition, the Company issued 96,429 warrants to purchase shares of the Company's common stock to the placement agency. The warrants issued to the placement agent are exercisable for three years and have an exercise price of $2.00 per share. The shares of common stock underlying the warrants have piggyback registration rights. The fair value of the warrants of $674,084 was recorded in equity as a cost of raising capital.

     In connection with the modification of the Revolving Credit Agreement with Fortuna (Note 6), the Company modified the terms of 100,000 warrants held by Fortuna by extending the expiration date from November 1, 2007 to October 15, 2011, and by lowering the exercise price from $2.00 to $0.92 per share. The difference in value between the new and revised warrants of $37,302 was based on the Black-Scholes Option Pricing Model and was recorded as additional debt discount with an offset to additional paid in capital. In addition to the modification of warrants, the Company granted Fortuna 475,000 warrants at an exercise price of $0.92 for a term of five years. The warrants are "puttable" back to Fortuna for a period of two years, commencing 180 days from issuance, at a price of $0.65 per share. In addition, there are piggyback registration rights for the warrants upon the Company's next registration of any securities. In compliance with FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the fair value of the warrants of $301,198 was recorded as a liability in the accompanying financial statements and was marked-to-market as of December 31, 2006 to $317,752. The warrants were valued by a third party using the Black-Scholes Option Pricing Formula with a put option floor. If settlement would have occurred at December 31, 2006, the Company would have paid $308,750, which is the maximum amount the Company could be required to pay to redeem the instrument.

     Pursuant to a private placement done in December, 2006, the Company issued 6,440,000 five year warrants to purchase shares of the Company's common stock with an exercise price of $0.92 per share to the accredited investors. The shares of common stock underlying the warrants have piggyback registration rights. The value of the warrants of $3,359,104 was recorded in equity as a cost of raising capital.

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

     During December, 2005, the Company extended the expiration date of warrants held by an officer of the Company to purchase 92,308 shares of common stock of the Company at an exercise price of $0.98 per share from August 28, 2006, to November 15, 2008. The exercise price exceeded the fair market value of the common stock at the modification date, thus, no compensation cost was recorded.

     During 2005, the Company cancelled warrants to purchase 153,847 shares of common stock of the Company valued at $88,392 to reduce a note receivable from a former officer of the Company.

     A summary of the Company's stock warrant activity and related information for the years ended December 31, 2006 and 2005 follows:

                                                                      WEIGHTED       TOTAL
                                                                       AVERAGE     INTRINSIC
                                 NUMBER OF                WEIGHTED      GRANT        VALUE
                                  SHARES                   AVERAGE    DATE FAIR     WARRANT
                                   UNDER      EXERCISE    EXERCISE      VALUE      EXERCISES
                                  WARRANT       PRICE       PRICE     ($/SHARE)       (1)
                                -------------------------------------------------------------
       Warrants outstanding at
       December 31, 2004         7,333,905   $0.98-$9.75  $    3.77

         Issued                  1,407,308   $0.98-$2.00  $    1.89  $      0.66
         Cancelled                (246,155)  $      0.98  $    0.98
                                -------------------------------------------------------------

       Warrants outstanding at
       December 31, 2005         8,495,058   $0.98-$9.75  $    3.57

         Issued                  8,075,714   $0.92-$2.00  $    1.06  $      0.54
         Exercised                (178,233)  $      0.98  $    0.98               $   84,082
         Cancelled              (2,244,849)  $0.98-$1.63  $    5.41
                                -------------------------------------------------------------

       Warrants outstanding at
       December 31, 2006        14,147,690   $0.98-$9.75  $    1.88
                                ===================================

     All outstanding stock warrants are exercisable at December 31, 2006. A summary of outstanding stock warrants at December 31, 2006 follows:

                                                 WEIGHTED
      NUMBER OF                    REMAINING     AVERAGE                  WEIGHTED
       COMMON                     CONTRACTED    REMAINING                  AVERAGE    AGGREGATE
        STOCK     EXPIRATION         LIFE      CONTRACTUAL    EXERCISE    EXERCISE    INTRINSIC
     EQUIVALENTS   DATE             (YEARS)    TERM (YEARS)     PRICE       PRICE     VALUE (1)
     -----------  --------------  -----------  ------------  -----------  ---------  -----------

         211,541   February 2007          .17                $      9.75  $    9.75
          30,770      March 2007          .25                $      9.75  $    9.75
         300,004      April 2007          .34                $      9.75  $    9.75
         161,538        May 2007          .42                $6.50-$9.75  $    7.27
          76,923       July 2007          .50                $5.20-$6.50  $    6.24
         269,231  September 2007          .67                $4.88-$5.20  $    5.15
         150,000      March 2008         1.25                $      1.95  $    1.95
          20,000     August 2008         1.62                $      1.95  $    1.95
       4,851,969   November 2008         1.92                $0.98-$1.95  $    1.93
       1,060,714   February 2009         2.17                $      2.00  $    2.00
         575,000    October 2011         4.88                $       .92  $     .92
       6,440,000   December 2011         4.92                $       .92  $     .92
     -----------                               ------------                          -----------

      14,147,690                                       3.31                          $   420,900
     ===========                               ============                          ===========

     (1) The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

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

     Although it is no longer required due to the adoption of SFAS 123(R), proforma information regarding net income and earnings per share was required by Statement 123 and 148 (included for purposes of 2005 proforma comparison), and has been determined as if the Company had accounted for its employee stock warrants under the fair value method of these Statements. For warrants granted to employees or directors during 2006 and 2005, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                2006          2005
                            -------------  ----------
       Dividend yield            -0-          -0-

       Expected volatility   70% - 100%       70%

       Risk free interest   3.00% - 4.79%    3.00%

       Expected lives         3-5 years    2-4 years

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

                                                                        2006          2005
                                                                    ------------  ------------
     Net loss as reported                                           $(2,321,925)  $(2,901,031)

     Add: Stock-based employee compensation expense  included in
     reported net loss, net of tax                                      240,000        60,000

     Deduct: Stock-based employee compensation expense  determined
     under the fair value method, net of tax                           (240,000)     (893,855)
                                                                    ------------  ------------

     Proforma net loss                                              $(2,321,925)  $(3,734,886)
                                                                    ============  ============

     Basic and diluted net loss per common share, as reported       $     (0.08)  $     (0.11)
                                                                    ============  ============

     Proforma basic and diluted net loss per common share           $     (0.08)  $     (0.15)
                                                                    ============  ============

     No tax effects were included in the determination of proforma net loss because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

     The following table provides a detail of stock-based compensation incurred during the years ended December 31, 2006, and 2005:

                                                                       2006          2005
                                                                   ------------  ------------
     Warrants                                                      $ 4,371,688   $    88,422
     Restricted stock                                                  294,584     1,150,000
                                                                   ------------  ------------
       Total stock-based compensation                                4,666,272     1,238,422
     Less amounts offset in equity as syndication costs             (4,033,188)            -
     Less amounts recorded as a debt discount                         (338,500)      (88,422)
     Less amounts capitalized                                          (15,383)   (1,090,000)
                                                                   ------------  ------------
       Stock compensation expense, net of amounts capitalized      $   279,201   $    60,000
                                                                   ============  ============

     Amounts capitalized in 2006 are for prepaid expenses, and amounts capitalized in 2005 are for leasehold acquisition costs. Amounts expensed are included as a component of general and administrative expense. The above table excludes common stock issued for cash.

10.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the year ended December 31, 2006, the Company did not engage in any transactions with related parties. During the year ended December 31, 2005, the Company was engaged in several transactions with related parties as follows:

     During the year ended December 31, 2005, a vendor owned by the spouse of a director of the Company through December 8, 2005, at which time he resigned as director, provided drilling services totaling $485,570. The balance owed to this vendor was $-0- at December 31, 2005. The director's spouse was also a 15 - 30% working interest owner in the Fort Bend County Prospect (Blue Ridge) which the Company sold in 2005. Accounts receivable from the spouse for joint interest billings was $-0- as of December 31, 2005.

     Mr. Wayne Beninger, who became the Company's Chief Operating Officer on May 16, 2005, is the owner of Southwest Oil & Gas Management (Southwest) which has provided engineering and geological consulting services for the Company's projects. When Mr. Beninger became an employee of the Company, the agreement with Southwest was terminated. From January 1, 2005, until the agreement was terminated on May 15, 2005, the Company paid Southwest approximately $365,000 for engineering and geological consulting services. Mr. Beninger has an option to purchase for $1.00 a 5% interest (after payout to the Company and its drilling partner) in the Company's subsidiary that holds the Jefferson County, Mississippi project. The first well on that prospect was a dry hole and the Company does not intend to pursue any other wells in that prospect.

11.  EARNINGS  PER  SHARE
     --------------------

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2006 and 2005:

                                                                   2006          2005
                                                               ------------  ------------
       Net loss                                                $(2,321,925)  $(2,901,031)
       Less:  Preferred stock dividends                            (38,673)      (38,673)
                                                               ------------  ------------

       Net loss available to common  stockholders (numerator)  $(2,360,598)  $(2,939,704)
                                                               ============  ============

       Weighted average shares of common stock                  31,253,819    25,409,348
                                                               ============  ============

       Basic and diluted net loss per share                    $     (0.08)  $     (0.11)
                                                               ============  ============

12.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the years ended December 31, 2006 and 2005, the Company engaged in various non-cash financing and investing activities as follows:

                                                                          2006       2005
                                                                        --------  ----------
     Transfer of overriding royalty interest for debt issuance costs    $      -  $   64,784
                                                                        ========  ==========

     Reduction in note receivable for property costs                    $282,532  $        -
                                                                        ========  ==========

     Issuance of common stock for acquisition of property               $      -  $1,090,000
                                                                        ========  ==========

     Reduction in financing costs for transfer of overriding royalty
     interest                                                           $ 46,348  $        -
                                                                        ========  ==========

     Increase in accounts payable and accrued liabilities for property
     costs                                                              $870,080  $  500,000
                                                                        ========  ==========

     Increase in property costs associated with asset retirement
     obligation                                                         $243,172  $  633,455
                                                                        ========  ==========

     Increase in accrued liabilities for costs of raising capital       $193,050  $        -
                                                                        ========  ==========

     Issuance of warrants with debt                                     $338,500  $   88,422
                                                                        ========  ==========

     Cancellation of warrants for reduction in note receivable          $      -  $   88,392
                                                                        ========  ==========

     Transfer of automobile for reduction in liability                  $      -  $   15,346
                                                                        ========  ==========

13.  IMPAIRMENT  AND  SALE  OF  OIL  AND  GAS  PROPERTIES
     ----------------------------------------------------

     At December 31, 2006 and 2005, the net capitalized costs of crude oil and natural gas properties included in the amortization base did not exceed the present value of the estimated reserves; as such, no write-down was recorded.

14.  SUPPLEMENTAL OIL AND GAS INFORMATION - UNAUDITED
     ------------------------------------------------

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

     ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES
     ---------------------------------------------------

     Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2006. All of the Company's reserves are located within the United States. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

                                                    OIL         GAS
     QUANTITY OF OIL AND GAS RESERVES              (BBLS)      (MCF)
     --------------------------------            ----------  ----------
     Total proved reserves at December 31, 2004    373,797   1,247,037

     Extensions and discoveries                  2,033,869   1,121,000
     Production                                    (33,676)     (4,725)
     Sale of Assets                                (64,771)      - 0 -
     Revisions to previous estimate                 36,575    (519,565)
                                                 ----------  ----------

     Total proved reserves at December 31, 2005  2,345,794   1,843,747
                                                 ==========  ==========

     Extensions and discoveries                      3,421     455,000
     Production                                    (16,489)    (17,504)
     Revisions to previous estimate               (575,085)   (971,834)
                                                 ----------  ----------

     Total proved reserves at December 31, 2006  1,757,641   1,309,409
                                                 ==========  ==========


     PROVED DEVELOPED RESERVES:

       December 31, 2006                           263,604     557,409
                                                 ==========  ==========

       December 31, 2005                           330,838     229,747
                                                 ==========  ==========

     CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES
     -----------------------------------------------------

     The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of December 31, 2006 and 2005:

                                                                       2006          2005
                                                                   ------------  ------------
       Unevaluated properties, not subject to amortization         $ 6,309,169   $ 3,513,597
       Properties subject to amortization                           23,462,639    11,849,520
                                                                   ------------  ------------

         Total capitalized costs                                    29,771,808    15,363,117

       Less accumulated depletion, depreciation  and amortization   (2,307,020)   (1,929,727)
                                                                   ------------  ------------

         Net capitalized costs                                     $27,464,788   $13,433,390
                                                                   ============  ============

     COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES
     --------------------------------------------------

     The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2006 and 2005:

                                             2006        2005
                                          ----------  ----------
       Acquisition costs                  $3,884,783  $4,079,919
                                          ==========  ==========

       Exploration and development costs  $8,345,181  $1,147,816
                                          ==========  ==========

       Development costs                  $2,687,742  $1,096,124
                                          ==========  ==========

     STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE  NET  CASH  FLOWS
     ---------------------------------------------------------------

     The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2006 and 2005:

                                                            2006           2005
                                                        -------------  -------------
       Future cash inflows                              $110,627,480   $158,565,979
       Future development and production costs           (50,421,345)   (59,263,004)
                                                        -------------  -------------

       Future net cash inflows before income taxes        60,206,135     99,302,975
       Future income taxes                                (9,611,255)   (27,804,833)
                                                        -------------  -------------

       Future net cash flows                              50,594,880     71,498,142
       10% discount factor                               (25,820,824)   (36,654,786)
                                                        -------------  -------------

         Standardized measure of discounted future net
           cash inflow                                  $ 24,774,056   $ 34,843,356
                                                        =============  =============

     The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2006:

     Beginning of year                                                   $ 34,843,356
     Sales of oil and gas produced, net of production costs                  (496,028)
     Net changes in prices and production costs                            (4,126,970)
     Extensions, discoveries, and improved recovery, less related costs     1,672,043
     Development costs incurred during the period                           2,498,278
     Revisions of estimated development costs                              (1,190,277)
     Revisions of previous quantity estimates                             (20,819,265)
     Accretion of discount                                                  3,484,336
     Net change in income taxes                                             8,908,583
                                                                         -------------
                                                                         $ 24,774,056
                                                                         =============

     Total standardized measure of discounted future net cash inflow decreased to $24,774,056 as of December 31, 2006 from $34,843,356 as of December 31, 2005. The two main factors that caused the decrease in both reserve quantities and PV-10 value from 2005 to 2006 were related to the Company's Texas Panhandle waterflood project. The reasons were as follows:
     1) the price of natural gas used to calculate the PV-10 value decreased from $13.08 to $5.24 as of the years ended December 31, 2005 and 2006, respectively; and 2) our independent reserve engineer made an internal decision in their reserve estimation process for the year ended December 31, 2006 to place greater confidence on different areas of available data related to the waterflood as compared to the year end 2005 reserve estimate. This shift in focus on other data by the independent reserve engineer caused a decrease in the estimate of our Proved Undeveloped reserves in the Texas Panhandle project of approximately 570,000 barrels of oil equivalent.

     STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE  NET  CASH  FLOWS
     ---------------------------------------------------------------

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

15.  SUBSEQUENT EVENTS
     -----------------

     CONVERTIBLE DEBT AGREEMENT

     On February 1, 2007 the Company executed a Note and Warrant Purchase Agreement with an Institutional Investor for the sale of a $10,000,000, 8% Senior Secured Convertible Promissory Note and a four-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $1.40 per share for total proceeds of $10,000,000. At the option of the investor, the three-year Convertible Note will be convertible into shares of common stock at a price of $1.00 per share after the earlier of one year from the closing of the transaction or three months after a registration statement relating to this transaction becomes effective. The

     Warrant  is  exercisable  one  year  after  the closing of the transaction.

     The Company may elect to redeem part or all of the outstanding Convertible Note at the later of (i) such time as the investor has the right to convert; and (ii) twelve months from the date of closing, at one-hundred ten percent (110%) of the principal amount of the Convertible Note, provided however that such redemption right only applies if, upon receiving notice of redemption, the lender has the right to convert all the shares the Company intends to redeem at the applicable conversion price and the applicable registration statement for the resale of such shares of common stock is effective.

     The Convertible Note is collateralized by a security interest in twenty-five percent of the membership interest of the Company's wholly owned subsidiary, Exploration Holding Co., LLC, which owns one-hundred percent of Barnett Petrosearch, LLC. Barnett Petrosearch is the subsidiary which owns a 5.54% interest in DDJET, Ltd, LLP, and participates in the Barnett Shale Project.