Form 10QSB
period 2007-03-31
PETROSEARCH ENERGY CORP
filed 2007-05-15
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐     TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

Commission file number:     000-51488

PETROSEARCH ENERGY CORPORATION
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-2033200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

675 Bering Drive, Suite 200
Houston, TX 77057
 (Address of principal executive offices)

(713) 961-9337
 (Issuer’s telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

We had 39,388,519 Shares of $0.001 par value Common Stock outstanding as of May 10, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PETROSEARCH ENERGY CORPORATION

FORM 10-QSB
For The Quarter Ended March 31, 2007

ITEM 1.       FINANCIAL STATEMENTS

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
ASSETS	March 31, 2007 (Unaudited)	December 31, 2006 (See note)

Current assets:
Cash	$10,540,493	$3,715,618
Accounts receivable:
Joint owners-billed, net of allowance of $83,073	293,918	421,081
Joint owners-unbilled	5,103	15,213
Oil and gas production sales	201,797	146,408
Prepaid expenses and other current assets	1,062,698	829,104
Total current assets	12,104,009	5,127,424

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	26,009,252	23,462,639
Properties not subject to amortization	5,568,720	6,309,169
Other property and equipment	149,348	149,348
Total	31,727,320	29,921,156
Less accumulated depreciation, depletion and amortization	(2,535,994)	(2,357,347)
Total property and equipment, net	29,191,326	27,563,809

Prepaid oil and gas costs	14,507	14,507

Other assets	853,725	656,790

Total assets	$42,163,567	$33,362,530
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,859,972	$1,863,531
Current portion of long-term debt Kallina	310,844	298,806
Trade note payable	290,864	409,819
Accounts payable	773,043	1,062,679
Accrued liabilities for Barnett property costs	1,045,319	607,013
Accrued liabilities	867,482	925,183
Warrant liability	589,694	317,752
Total current liabilities	5,737,218	5,484,783

Long-term debt, net of current portion	1,601,882	2,066,074
Long-term debt, net of current portion – Kallina	6,661,162	6,963,694
Convertible debt	5,313,303	-
Other long-term obligations	916,354	906,996
Total liabilities	20,229,919	15,421,547

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized; 483,416 shares issued and outstanding at March 31, 2007and December 31, 2006	483,416	483,416
Series B convertible preferred stock, 100,000 shares authorized; 43,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 38,773,499 and 37,927,070 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	38,773	37,927
Additional paid-in capital	30,117,335	23,928,090
Unissued common stock	176,408	771,429
Accumulated deficit	(8,925,284)	(7,322,879)
Total stockholders' equity	21,933,648	17,940,983

Total liabilities and stockholders' equity	$42,163,567	$33,362,530

Note:  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006
	Three Months Ended March 31,
	2007	2006

Oil and gas production revenues	$362,976	$121,914

Operating costs and expenses:
Lease operating and production taxes	77,293	161,690
Depreciation, depletion and amortization	178,647	37,381
General and administrative	739,090	722,548

Total costs and expenses	995,030	921,619

Operating loss	(632,054)	(799,705)

Other income (expense):
Interest income	62,778	19,592
Interest expense	(434,800)	(44,954)
Amortization of financing costs and debt discount	(326,387)	(19,563)
Change in value of warrant liability	(271,942)	-

Total other income (expense)	(970,351)	(44,925)

Net loss	$(1,602,405)	$(844,630)

Basic and diluted net loss per common share	$(0.04)	$(0.03)

Weighted average common shares	38,729,888	29,327,487

See accompanying notes to unaudited condensed
consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2007

			Series A		Series B		Additional	Unissued		Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2006	37,927,070	$37,927	483,416	$483,416	43,000	$43,000	$23,928,090	$771,429	$(7,322,879)	$17,940,983
Issuance of common stock committed	771,429	771					770,658	(771,429)		-
Common stock issued for employee compensation	25,000	25					20,725			20,750
Common stock issued for services	50,000	50					61,926			61,976
Common stock committed for board compensation								45,000		45,000
Common stock committed for interest expense								131,408		131,408
Issuance of warrants with debt							2,667,968			2,667,968
Beneficial conversion feature of convertible debt							2,667,968			2,667,968
Net loss									(1,602,405)	(1,602,405)
Balance at March 31, 2007	38,773,499	$38,773	483,416	$483,416	43,000	$43,000	$30,117,335	$176,408	$(8,925,284)	$21,933,648

See accompanying notes to unaudited condensed consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,602,405)	$(844,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization expense	178,647	37,380
Stock based compensation	259,134	-
Amortization of deferred rent	(1,227)	(1,227)
Amortization of debt discount	156,684	8,841
Amortization of beneficial conversion feature	122,897	-
Amortization of financing costs	46,726	10,722
Accretion of asset retirement obligation	8,607	-
Change in value of warrant liability	271,942	-
Changes in operating assets and liabilities:
Accounts receivable	81,884	128,422
Prepaid expenses and other assets	(333,342)	12,392
Accounts payable and accrued liabilities	(456,587)	(32,617)
Trade note payable	(118,955)	-

Net cash used in operating activities	(1,385,995)	(680,717)

Cash flows from investing activities:
Capital expenditures, including purchases and development of properties	(1,256,630)	(3,944,545)
Purchase of prepaid credits for oil and gas properties, net	-	(159,586)

Net cash used in investing activities	(1,256,630)	(4,104,131)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	2,692,097
Proceeds from convertible debt	10,000,000	-
Repayment of notes payable	(532,500)	-

Net cash provided by financing activities	9,467,500	2,692,097

Net increase (decrease) in cash and cash equivalents	6,824,875	(2,092,751)

Cash and cash equivalents at beginning of year	3,715,618	4,052,844

Cash and cash equivalents at end of year	$10,540,493	$1,960,093

Supplemental disclosures of cash flow information:
Interest paid	$132,680	$90,695

Income taxes paid	-	-

See accompanying notes to unaudited condensed consolidated financial statements

PETROSEARCH ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Interim Financial Statements

The accompanying un-audited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Petrosearch Energy Corporation (the “Company”) for the year ended December 31, 2006.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

3.         Stock Warrants

The Company periodically issues incentive stock warrants to executives, officers, directors and employees to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  Warrants are also issued as part of financing transactions.  The issuances of such warrants are approved by the Board of Directors.  The exercise price of a warrant granted is determined by the fair market value of the stock on the date of grant.  The Company issues shares of authorized common stock upon exercise of warrants.

In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock warrants, to be recognized as stock-based compensation expense in the Company’s Consolidated Statements of Operations based on their fair values.  For purposes of determining compensation expense associated with stock warrants, the fair value of the Company’s stock was determined based upon the Black-Scholes option pricing model.

For warrants granted during the first quarter of 2007 and 2006, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Dividend yield	-0-	-0-

Expected volatility	105%	70%

Risk free interest	4.52%	3.00%

Expected lives	4 years	2–4 years

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options or warrants that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock warrants have characteristics significantly different from those of traded options/warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock warrants.

A summary of the Company’s stock warrant activity and related information for the quarter ended March 31, 2007 follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value ($/share) (2)	Total Intrinsic Value Warrant Exercises (1)

Warrants outstanding at December 31, 2006	14,147,690	$0.92-$9.75	$1.88

Issued	5,225,000	$1.40	$1.40	$0.51
Cancelled	(242,311)	$9.75	$9.75

Warrants outstanding at March 31, 2007	19,130,379	$0.92-$9.75	$1.65

All outstanding stock warrants are exercisable at March 31, 2007. A summary of outstanding stock warrants at March 31, 2007 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Weighted Average Remaining Contractual Term (Years)	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
300,004	April 2007	.08		$9.75	$9.75
161,538	May 2007	.17		$6.50-$9.75	$7.27
76,923	July 2007	.25		$5.20-$6.50	$6.24
269,231	September 2007	.42		$4.88-$5.20	$5.15
150,000	March 2008	1.00		$1.95	$1.95
20,000	August 2008	1.37		$1.95	$1.95
4,851,969	November 2008	1.67		$0.98-$1.95	$1.93
1,060,714	February 2009	1.92		$2.00	$2.00
5,225,000	January 2011	3.83		$1.40	$1.40
575,000	October 2011	4.58		$.92	$.92
6,440,000	December 2011	4.75		$.92	$.92

19,130,379			3.33			$4,468,800

(1) The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)  The weighted average grant date fair value was determined by using the Black Scholes Option Pricing Model as described above.

The following table provides a detail of stock-based compensation incurred during the three months ended March 31, 2007, and 2006:

	Three Months Ended March 31,
	2007	2006

Restricted stock	82,726	$545,000
Committed restricted stock	176,408	-
Total stock-based compensation	259,134	$545,000
Less amounts capitalized	(88,750)	(545,000)
Stock compensation expense, net of amounts capitalized	$170,384	-

Amounts capitalized in 2007 are for prepaid expenses.  Amounts expensed in the first quarter of 2007 include $38,976 for general and administrative expense and $131,408 for interest expense.  Amounts capitalized in 2006 were for property costs.   The above table excludes common stock issued for cash, warrants issued in financing arrangements, and debt discounts recorded in equity.

4.         Related Party Transactions

During the three months ended March 31, 2007 there were no related party transactions.

5.         Non-Cash Investing and Financing Activities

During the three months ended March 31, 2007 and 2006, the Company engaged in non-cash financing and investing activities as follows:

	Three Months Ended March 31,
	2007	2006

Issuance of common stock for acquisition of property	-	$545,000

Increase in accounts payable and accrued liabilities for property costs	$841,605	-

Beneficial conversion feature on convertible debt	$2,667,968	-

Issuance of warrants with debt	$2,667,968	-

Issuance of convertible debt for financing costs	$450,000	-

6.         Earnings Per Share

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

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Net loss	$(1,602,405)	$(844,630)
Less: Preferred stock dividends (1)	(9,668)	(9,668)

Net loss available to common stockholders (numerator)	$(1,612,073)	$(854,298)

Weighted average shares of common stock	38,729,888	29,327,487

Basic and diluted net loss per share	$(0.04)	$(0.03)

(1) Dividends are undeclared

For the three month periods ended March 31, 2007 and March 31, 2006 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the three months ended March 31, 2007, these securities included in-the-money warrants for the purchase of 1,513,922 common shares and preferred stock convertible into 94,218 common shares.    For the three months ended March 31, 2006, these securities included in-the-money warrants for the purchase of 168,296 common shares and preferred stock convertible into 94,218 common shares.

7.         Convertible Debt

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“ EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records when necessary discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts associated with beneficial conversion features under these arrangements are amortized over the term of the related debt.

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

The Company may elect to redeem part or all of the outstanding Convertible Note at the later of (i) such time as RCH Petro Investors, L.P. (RCH) has the right to convert; and (ii) twelve months from the date of closing, at one-hundred ten percent (110%) of the principal amount of the Convertible Note, provided however that such redemption right only applies if, upon receiving notice of redemption, the lender has the right to convert all the shares the Company intends to redeem at the applicable conversion price and the applicable registration statement for the resale of such shares of common stock is effective.

The Convertible Note is collateralized by a security interest in twenty five percent of the membership interest of the Company’s wholly owned subsidiary, Exploration Holding Co., LLC, which owns one-hundred percent of Barnett Petrosearch, LLC.  Barnett Petrosearch is the subsidiary which owns a 5.54% interest in DDJET, Ltd, LLP, and participates in the Barnett Shale Project.

The debentures meet the definition of conventional convertible debt in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We have evaluated each of the features of the debentures and concluded that none of these features constitute embedded derivatives that must be bifurcated from the host contract and accounted for as derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

The Company allocated the debt proceeds to the warrants and the debt based on the relative fair value of each. In accordance with EITF 98-5 and EITF 00-27, the Company recorded a discount of $2.7 million to the convertible note for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The fair value assigned to the warrants of $2.7 million was also recorded as a debt discount.

Item 2.        Management’s Discussion and Analysis or Plan of Operation

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

OVERVIEW – CORPORATE STRATEGY

In the first quarter of 2007 we have made significant progress in ramping up the development of our high quality portfolio of oil and gas assets, particularly the Barnett Shale project.  In March 2007, Metroplex Barnett Shale, LLC (“Metroplex” - wholly owned subsidiary of Exxon Mobil Corporation) completed the final transition as Operator from the previous Operator, taking control and responsibility of all leasing activities, drilling operations, completion operations and gathering system operations for the project.

We have also continued to work on financings to enable us to economically develop our core assets.  With financings in place for the initial stages of two of our three core projects, we continue to pursue economical financings that will allow us to begin the development of our Texas Panhandle water flood project, and to provide the necessary capital for future Barnett Shale capital needs.

We believe our high quality oil and gas assets will allow us to have multiple year growth potential allowing us to effectively align our financing needs with the capital needs of each project, therefore allowing us to efficiently manage the amount and timing of our capital expenditures.  Our core assets are resource plays, which allow us to re-invest our capital into our projects to enhance the rates of return, revenue growth and reserve growth.  Our interest in the Barnett Shale Partnership is unique in that it is, in effect, an interest in an integrated natural gas company.  The Partnership owns the mineral leases, the gas wells, the pipeline gathering system that brings the natural gas to the market and has access to multiple drilling rigs.

Management continues to believe that the development of our core assets should have a significant impact on our production, revenues and cash flows throughout the remainder of 2007.

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

Private Equity Placements

In December 2006, we completed sales of $3.2 million of our common stock in a private offering.  We received net proceeds of approximately $3.0 million which were used for general corporate purposes.

In February 2006, we completed sales of $2.7 million of our common stock in a private offering.  We received net proceeds of approximately $2.56 million which were used for general corporate purposes, including the drilling of projects in our prospect inventory.

Project Financings

In November 2006, we signed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd to provide financing for the drilling of our Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1 well.   We formed a subsidiary, Garwood Petrosearch Inc., to hold our interest in the Kallina Lease and the Kallina 46 #1 well.  Also, as a part of the financing arrangement, Garwood  issued Laurus a Warrant to acquire, upon payout of the Note indebtedness, 45% of Garwood’s outstanding common stock such that upon exercise of the Warrant, Garwood would be owned 55% by us and 45% by Laurus.  The collateral for this financing is specifically recourse to the Kallina 46 #1 well and the associated lease acreage only.

Revolving Credit Agreement

On October 16, 2006, we amended our existing revolving credit facility with Fortuna Energy, LP (“Fortuna”).   The principal available under the revolving borrowing base remains $10,000,000, with a current outstanding balance of $3,377,500 as of May 1, 2007.  Under the terms of the transaction, Fortuna advanced us $780,000 for the purpose of paying amounts due for the Barnett Shale Project.  As part of the financing, we provided Fortuna additional collateral.  In addition, we agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share.  The Warrants contain a “put” provision which allows Fortuna to “put” the warrants to the Company at a price of $0.65 per share for two (2) years, which “put” period shall commence 180 days after the issuance of the amendment. Additionally, as part of the transaction, we agreed to issue 100,000 new warrants, which expire 5 years from the date of issue, at a price of $0.92 per share to replace 100,000 warrants previously issued to Fortuna at a price of $2.00 per share, which were previously set to expire on November 1, 2007.  We do not intend to draw down any more funds from this credit facility.

Joint Ventures

We continue to strive to develop relationships with institutional or high net worth individuals to participate in our prospects.  Management believes this will reduce our capital risk and increase the diversity of the projects in which we use our own capital.  We intend to establish these joint venture relationships with terms that are standard in the oil and gas industry.

CURRENT PROJECTS AND CAPITAL REQUIREMENTS

Barnett Shale Project - Our Barnett Shale Project is part of the Barnett Shale natural gas play in the Fort Worth Basin, which is arguably one of the most exciting plays to emerge in the lower 48 in the past decade. In December 2006, through our wholly owned subsidiary, Barnett Petrosearch LLC, we joined in the formation of a partnership, DDJET Limited LLP (“Partnership), for the development of the integrated venture. We own a 5.54% interest in the Partnership along with partners Metroplex Barnett Shale LLC (“Metroplex” - a wholly owned subsidiary of Exxon Mobil Corporation), which is directing operations, and Cinco County Barnett Shale LLC (a privately held Dallas-based company).

The Partnership’s assets include all leases acquired to-date within a contract area that includes parts of eight counties, comprising approximately 2 million acres. Partnership assets also include associated facilities that include nearly 100 miles of pipeline and an option on a separate pipeline right-of-way. Approximately 80 miles of pipeline facilities have been completed and are operational. We believe the Partnership’s ownership of these pipeline assets is a decided strategic advantage in this urban area.  An aggressive leasing program within the contract area and a multi-rig drilling program is planned for 2007, 2008 and beyond.

As of this filing, four Partnership wells, in Ellis and Tarrant Counties, have been completed. Three of these wells are selling gas through the Partnership-owned pipeline and one is in the process of cleaning up and being hooked into the gathering system. The average peak daily volume for the first three wells exceeds 4.0 MMcfpd per well.

An additional three wells in Ellis and Tarrant Counties have been drilled; completion of two of these wells is expected within the second quarter of 2007 and the third has had mechanical difficulties and is under review. An eighth well has been drilled but due to mechanical difficulties the well has been plugged and is expected to be re-drilled. The ninth well is currently being drilled and we have drilling permits filed for another eight wells with the Texas Railroad Commission. Both wells with mechanical difficulties were drilled prior to Metroplex taking over as operator of the project. We anticipate substantial proved reserve additions in 2007 from this project.

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

One infill well has been drilled to date. We have an ongoing program to enter each of the 20 wells that have not been plugged. So far, we have entered seven of these older wells to determine their mechanical status and establish potential productivity. Two of these wells have been equipped and are now capable of producing. We have prepared a detailed study and development plan for the field. As of December 31, 2006, our independent engineers, Ryder Scott, have estimated our share of proved oil reserves recoverable by water flood at 1.6 million barrels of oil equivalent.  Slightly deeper than the water flood zone, the Moore County Limestone formation has undrilled exploration potential that may be tested in a future well.

To provide adequate water for injection, in November, 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw fresh water from the aquifer underlying the landowner’s property, and in that same month we received approval from the Panhandle Groundwater Authority District (“PGAD”) to produce up to 5,000 barrels per day from the aquifer for use in the flood.  We received the approval from the PGAD even though there was a protest filed with the PGAD from the Colorado River Municipal Water Authority (“CRMWA”) attempting to preserve the freshwater for local municipal use only in the area that we own the rights to the fresh water.  We have also applied to the Texas Railroad Commission to amend a previously granted saltwater injection permit to include fresh water injection and are awaiting approval. On January 5, 2007 we received a letter from the Texas Railroad Commission (“TRRC”) informing us of a protest by CRMWA contesting our application for fresh water injection in the Quinduno Field water flood.  We are currently working with CRMWA to alleviate their concerns in an effort to have them withdraw their protest.  It is our belief that we will prevail in getting the permit from the TRRC.  There is a hearing scheduled before the TRRC on June 25, 2007.  At present we are also in negotiations with potential industry partners to finance and jointly develop this asset.

SW Garwood, Colorado County, Texas - The Wilcox Trend, SW Garwood field has had three wells drilled with one of these in the process of being completed.  Two additional locations are on current leases.   The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, paid out in April of 2006.  As of payout, we began participating in the production from the well with a 16% working interest. As of the end of April 2007, the well was producing approximately 650 Mcfpd and 12 bopd.

The second well, the Pintail Flats #1, was completed and fracture stimulated in May 2005 from 15,950 feet to 16,010 feet in the Lower Wilcox.  In July 2006 we re-completed and fracture stimulated an up-hole zone at 15,135 feet. The well flowed back frac fluids with a 2000 Mcfpd gas rate into the sales line in  August 2006. As of the end of April 2007 the well was flowing 204 Mcfpd and we are continuing to analyze several options to improve well performance. We have a 16% working interest in the well after payout. The well has four additional potentially productive zones in the Lower Wilcox and five additional potentially productive zones in the Upper Wilcox.

A third well, the Kallina 46 #1, began drilling in June 2006 and reached its targeted depth of 16,230 feet in August 2006. Data available while drilling and from open-hole logs indicated several potentially productive Wilcox sands from 10,400 feet to 16,100 feet. Gross prospective interval was believed to exceed 250 feet of pay. The first target zone at 16,100 feet was tested and found to be non-commercial. We have perforated a second set of Lower Wilcox sands “up the hole” between 15,030 feet and 15,178 feet and testing is in progress and consideration is being given to adding zones shallower in the wellbore.  We have an 87.5% working interest in the Kallina lease and the Kallina 46 #1 well before payout and a 75.5% interest after payout.

In order to finance the Kallina #46-1 well and future wells on the Kallina lease, we signed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd.  (“Laurus”) for Laurus to provide financing for the drilling of the Kallina 46 #1 well and payment of the future completion costs for the  Kallina 46 #1 well which is in process of being completed.   We formed a subsidiary, Garwood Petrosearch Inc., (“Garwood”) to hold our interest in the Kallina Lease and the Kallina 46 #1 well.  Also, as a part of the financing arrangement, Garwood  issued Laurus a Warrant to acquire, upon payout of the Note indebtedness, 45% of Garwood’s outstanding common stock such that upon exercise of the Warrant, Garwood would be owned 55% by us and 45% by Laurus and the sole asset is the Kallina lease.

In the SW Garwood Project, in addition to the working interest in the wells noted above, we currently own a 16% after payout working interest in 960 acres of undeveloped leases; and an 87.5% before payout and 75.5% after payout working interest in 438 acres.   We believe these wells are in an excellent location in the trend.

OTHER PROJECT AREAS:

Gruman Prospect, Stark County, North Dakota - In April 2006 we reached a total depth of  9,890 feet on the Gruman 18-3 well. This well was completed as an injection well.

In October 2006, we undertook certain remedial work on the Gruman 18-1 which has improved the production from the well. Excepting periods of downtime caused by mechanical problems with the pump, production from the well has stabilized between 80 bopd and 100 bopd.

On February 1, 2007, we began injecting produced water into the Gruman 18-3 well. The result has been to reduce the cost of operating the Gruman 18-1 by eliminating the need to truck produced water to a disposal facility. We are considering supplementing this injection with water from the Dakota formation in the second quarter of 2007 for pressure maintenance in the mound. We have established that the Gruman 18-3 is in pressure communication with the Gruman 18-1. Further testing or stimulation may be necessary to achieve the desired future injection rates.

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

As the current operator, and with the agreement of the other working interest owners, we initiated litigation in February 2006 against the previous operator for non-payment of their share of drilling and completion costs.  We have made the decision, along with all the other working interest owners, to allow the leases associated with this project to expire in May 2007 and vigorously pursue the lawsuit against the previous operator. By filing the lawsuit, we are seeking to recover all unpaid bills of the previous operator, plus any value lost as a result of losing the leases due to the non-performance of the previous operator.

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

For the Three months Ended March 31, 2007 Compared to the Three months Ended March 31, 2006

Revenues

Consolidated oil and gas production revenue for the quarter ended March 31, 2007 was $362,976 versus $121,914 for the quarter ended March 31, 2006.  The increase was primarily due to increased production from our North Dakota well which was down during most of the first quarter of 2006. We drilled a 9,900 foot injection well into the base of the productive reef in April 2006 for the purpose of re-pressuring the reservoir and increasing the production of the well.  In addition, in October 2006, we undertook certain remedial work on the Gruman 18-1 which has improved the production of the well. We are currently assessing the positive impact of this work on the long term production.

The increase in revenue is also due to the increased production from our SW Garwood, Pintail #1 well which reached payout in the second quarter of 2006, as well as approximately $46,000 in revenue from two Barnett Shale wells; one which began production in late February 2007 and the other which began production in the middle of March 2007.  We believe that the revenue from the Barnett Shale project will continue to grow while we ramp up an aggressive multi-rig drilling program that is scheduled through 2007, 2008 and beyond.

Lease Operating and Production Tax Expense
Lease operating and production tax expenses for the quarters ended March 31, 2007 and 2006 were $77,293 and $161,690, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Although there was a significant increase in production from the three months ended March 31, 2006 to the three months ended March 31, 2007, the lease operating expenses decreased because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that required significant lease operating costs to be incurred in 2006 even though the wells had minimal production.  The lease operating expenses incurred in the first quarter 2006 were not necessary in 2007.  The costs expended in 2006 for the existing, but non-productive wells was necessary for the planning of a successful development plan of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the quarters ended March 31, 2007, and 2006, were $178,647 and $37,381 respectively.  This increase is attributable to both higher production in the first quarter of 2007 compared with the first quarter of 2006 and the increase in the amortizable base at March 31, 2007.  Production in the first quarter of 2007 was 7,396 Boe as compared to 1,544 Boe in the first quarter of 2006.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the first quarter of 2007 was significantly higher than the depletion for the same period in 2006.

General and Administrative Expenses

General and administrative expenses for the quarters ended March 31, 2007 and 2006, were $739,090 and $722,548, respectively.

Net Operating Loss

We generated a net operating loss of $(632,054) or $(0.02) per share, for the quarter ended March 31, 2007, compared to a net operating loss of $(799,705) or $(0.03) per share, for the quarter ended March 31, 2006.  The $167,651 variance is related mainly to the fact that revenues increased a total of $241,062 from the same period in 2006 to 2007 offset by an increase in total costs and expenses of $73,411 from 2006 to the same period in 2007.  The increase in revenue was due primarily to the increase in the production of our North Dakota well (as discussed herein) due to operational problems with a pump in the first quarter of 2006.  The increase in total costs and expenses is mainly the result of an increase in depletion which were partially offset by a decrease in lease operating expenses.

Other Income (Expense)

The increase in interest expense from $44,954 in the quarter ended March 31, 2006 to $434,800 in the quarter ended March 31, 2007 is attributable to a higher debt level in 2007 from the financing of the Kallina property in late 2006 and the issuance of convertible debt in 2007.

The increase in the amortization of financing costs and debt discount from $19,563 for the quarter ended March 31, 2006 to $326,387 for the quarter ended March 31, 2007 is the result of the amortization of debt discounts and financing costs associated with the debt obtained in late 2006 and the first quarter of 2007.  The debt discount associated with the convertible debt issued in 2007 totaled $5,335,936 for the value of the warrants issued and the beneficial conversion feature.  This discount will continue to be amortized over the term of the debt unless it is converted prior to maturity, at which time the entire discount will be taken to expense.  The discount associated with the convertible debt is significant although no cash was outlayed for this discount and we received the entire $10,000,000 in proceeds from the convertible debt.

The $271,942 non-cash charge for change in value of warrant liability is the result of revaluing our warrants with put features on a quarterly basis.

Off-Balance Sheet Arrangements

None

Item 3.         Controls and Procedures

Richard D. Dole, our Chief Executive Officer, and David J. Collins, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of March 31, 2007.  There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II--OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

Item 1.        Legal Proceedings

Other than in the normal course of business, we are not a party to any legal proceedings.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, in addition to the transactions previously disclosed on our Form 8-K, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

On January 5, 2007 we issued 25,000 restricted common shares to an employee as compensation.

On March 1, 2007 we issued 771,429 shares of restricted common stock to certain existing accredited shareholders pursuant to an amendment to a previous Subscription Agreement (entered in February 2006) under which the Company agreed, among other things, to issue these additional shares.

On March 5, 2007 we issued 50,000 restricted common shares to our investor relations consultants as compensation for their services.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2007.

PETROSEARCH ENERGY CORPORATION

By /s/ Richard D. Dole
Richard D. Dole
President and Chief Executive Officer

By /s/ David Collins
David Collins
Chief Financial Officer and
Principal Accounting Officer