Form 10QSB
period 2007-06-30
PETROSEARCH ENERGY CORP
filed 2007-08-14
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,556,789 Shares of $0.001 par value Common Stock outstanding as of August 9, 2007

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

PETROSEARCH ENERGY CORPORATION

FORM 10-QSB
For The Quarter Ended June 30, 2007

Index

ITEM 1.	FINANCIAL STATEMENTS

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

ASSETS	June 30, 2007 (Unaudited)	December 31, 2006 (See note)

Current assets:
Cash	$6,190,902	$3,715,618
Accounts receivable:
Joint owners-billed, net of allowance of $83,073	233,382	421,081
Joint owners-unbilled	4,993	15,213
Oil and gas production sales	262,501	146,408
Prepaid expenses and other current assets	931,833	829,104
Total current assets	7,623,611	5,127,424

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	28,516,051	23,462,639
Properties not subject to amortization	6,306,989	6,309,169
Other property and equipment	149,348	149,348
Total	34,972,388	29,921,156
Less accumulated depreciation, depletion and amortization	(2,730,137)	(2,357,347)
Total property and equipment, net	32,242,251	27,563,809

Prepaid oil and gas costs	14,507	14,507

Other assets	774,960	656,790

Total assets	$40,655,329	$33,362,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,995,435	$1,863,531
Current portion of long-term debt Kallina	434,738	298,806
Trade note payable	168,530	409,819
Accounts payable	907,896	1,062,679
Accrued liabilities for Barnett property costs	467,572	607,013
Accrued liabilities	868,234	925,183
Warrant liability	522,363	317,752
Total current liabilities	6,364,768	5,484,783

Long-term debt, net of current portion	-	2,066,074
Long-term debt, net of current portion – Kallina	6,564,700	6,963,694
Convertible debt	5,638,086	-
Other long-term obligations	925,406	906,996
Total liabilities	19,492,960	15,421,547

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized;483,416 shares issued and outstanding at June 30, 2007 and December 31, 2006	483,416	483,416
Series B convertible preferred stock, 100,000 shares authorized;43,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 39,388,519 and 37,927,070 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	39,388	37,927
Additional paid-in capital	30,921,284	23,928,090
Un-issued common stock	230,799	771,429
Accumulated deficit	(10,555,518)	(7,322,879)
Total stockholders' equity	21,162,369	17,940,983

Total liabilities and stockholders' equity	$40,655,329	$33,362,530

Note:  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes to unaudited condensed consolidated financial statements.

Index

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and  six months ended June 30, 2007 and 2006

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Oil and gas production revenues	$373,544	$369,686	$736,520	$491,600

Operating costs and expenses:
Lease operating and production taxes	265,598	256,192	342,891	417,882
Depreciation, depletion and amortization	194,142	97,247	372,789	134,628
General and administrative	701,382	572,773	1,440,472	1,295,321

Total costs and expenses	1,161,122	926,212	2,156,152	1,847,831

Operating loss	(787,578)	(556,526)	(1,419,632)	(1,356,231)

Other income (expense):
Interest income	94,665	13,491	157,443	33,083
Interest expense	(464,220)	(128,928)	(899,020)	(173,882)
Amortization of financing costs and
debt discount	(540,432)	(10,433)	(866,819)	(29,996)
Change in value of warrant liability	67,331	-	(204,611)	-
Gain on sale of investment	-	1,000,000	-	1,000,000

Total other income (expense)	(842,656)	874,130	(1,813,007)	829,205

Net Income (Loss)	$(1,630,234)	$317,604	$(3,232,639)	$(527,026)

Basic and diluted net income (loss) per common share	$(0.04)	$0.01	$(0.08)	$(0.02)

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2007

			Series A		Series B		Additional	Unissued		Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2006	37,927,070	$37,927	483,416	$483,416	43,000	$43,000	$23,928,090	$771,429	$(7,322,879)	$17,940,983
Issuance of common stock committed, net of additional costs of raising capital	771,429	771					760,083	(771,429)		(10,575)
Common stock issued for leasehold costs	500,000	500					644,500			645,000
Common stock issued for employee compensation	25,000	25					20,725			20,750
Common stock issued for services	50,000	50					61,926			61,976
Common stock issued for interest expense	83,986	84					125,055			125,139
Common stock issued for board compensation	31,034	31					44,969			45,000
Common stock committed for interest expense								230,799		230,799
Issuance of warrants with debt							2,667,968			2,667,968
Beneficial conversion feature of convertible debt							2,667,968			2,667,968
Net loss									(3,232,639)	(3,232,639)
Balance at June 30, 2007	39,388,519	$39,388	483,416	$483,416	43,000	$43,000	$30,921,284	$230,799	$(10,555,518)	$21,162,369

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,232,639)	$(527,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization expense	372,789	134,628
Stock-based compensation and interest expense	473,089	-
Amortization of deferred rent	(2,454)	(1,227)
Amortization of debt discount	435,866	17,682
Amortization of beneficial conversion feature	262,011	-
Amortization of financing costs	168,942	12,314
Accretion of asset retirement obligation	17,928	15,537
Change in value of warrant liability	204,611	-
Gain on sale of securities		(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	81,826	(560,194)
Prepaid expenses and other assets	(245,928)	85,790
Accounts payable and accrued liabilities	(754,369)	817,413
Trade note payable	(241,289)	-

Net cash used in operating activities	(2,459,617)	(1,005,083)

Cash flows from investing activities:
Capital expenditures, including purchases and development of properties	(4,000,099)	(5,659,508)
Purchase of prepaid credits for oil and gas properties, net	-	(5,851)
Proceeds from sale of securities	-	1,000,000

Net cash used in investing activities	(4,000,099)	(4,665,359)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	2,540,625
Proceeds from exercise of warrants	-	174,669
Proceeds from convertible debt	10,000,000	-
Proceeds from notes payable	-	1,800,000
Repayment of notes payable	(1,065,000)	(352,500)

Net cash provided by financing activities	8,935,000	4,162,794

Net increase (decrease) in cash and cash equivalents	2,475,284	(1,507,648)

Cash and cash equivalents at beginning of period	3,715,618	4,052,844

Cash and cash equivalents at end of period	$6,190,902	$2,545,196

Supplemental disclosures of cash flow information:
Interest paid	$239,680	$232,817

Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Index

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

The Company has periodically issued incentive stock warrants to executives, officers, directors and employees to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  Warrants have also been issued as part of capital financing transactions.  The issuances of such warrants are approved by the Board of Directors.  The exercise price of a warrant granted is determined by the fair market value of the stock on the date of grant.  The Company issues shares of authorized common stock upon the exercise of the warrant.

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

For warrants granted during 2007 and 2006, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Dividend yield	-0-	-0-
Expected volatility	105%	70%
Risk free interest	4.52%	3.00%
Expected lives	4 years	2-4 years

Index

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

A summary of the Company’s stock warrant activity and related information for the six months ended June 30, 2007 follows:

				Weighted	Total
				Average	Intrinsic
	Number of		Weighted	Grant	Value
	Shares		Average	Date Fair	Warrant
	Under	Exercise	Exercise	Value	Exercises
	Warrant	Price	Price	($/share) (2)	(1)

Warrants outstanding at December 31, 2006	14,147,690	$0.92-$9.75	$1.88

Issued	5,225,000	$1.40	$1.40	$0.51
Expired	(703,853)	$6.50-$9.75	$9.18

Warrants outstanding at June 30, 2007	18,668,837	$0.92-$6.50	$1.47

All outstanding stock warrants are exercisable at June 30, 2007.  A summary of outstanding stock warrants at June 30, 2007 follows:

			Weighted
Number of		Remaining	Average		Weighted
Common		Contracted	Remaining		Average	Aggregate
Stock	Expiration	Life	Contractual	Exercise	Exercise	Intrinsic
Equivalents	Date	(Years)	Term (Years)	Price	Price	Value (1)
76,923	July 2007	.08		$5.20-$6.50	$6.24
269,231	September 2007	.25		$4.88-$5.20	$5.15
150,000	March 2008	.50		$1.95	$1.95
20,000	August 2008	1.17		$1.95	$1.95
4,851,969	November 2008	1.42		$0.98-$1.95	$1.93
1,060,714	February 2010	1.67		$2.00	$2.00
5,225,000	January 2011	3.58		$1.40	$1.40
575,000	October 2011	4.33		$.92	$.92
6,440,000	December 2011	4.50		$.92	$.92

18,668,837			3.22			$3,016,450

(1) The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)  The weighted average grant date fair value was determined by using the Black Scholes Option Pricing Model as described above.

The following table provides a detail of stock-based compensation incurred during the six months ended June 30, 2007, and 2006:

Index

	Six Months Ended
	June 30,
	2007	2006

Restricted stock – Interest Expense	$125,139	$-
Restricted stock – General and Administrative	117,151	-
Restricted stock – Property Costs	645,000	545,000
Committed restricted stock	230,799	-
Total stock-based compensation	$1,118,089	545,000
Less amounts capitalized – Property Costs	(645,000)	(545,000)
Stock compensation expense, net of amounts capitalized	$473,089	$-

The above table excludes common stock issued for cash, warrants issued in financing arrangements, and debt discounts recorded in equity.

4.	Related Party Transactions

During the three months and six months ended June 30, 2007 there were no related party transactions.

5.	Non-Cash Investing and Financing Activities

During the six months ended June 30, 2007 and 2006, the Company engaged in non-cash financing and investing activities as follows:

	Six Months Ended
	June 30,
	2007	2006

Issuance of common stock for acquisition of property	$645,000	$545,000

Increase in accounts payable and accrued liabilities for property costs	$698,203	$768,172

Beneficial conversion feature on convertible debt	$2,667,968	-

Issuance of warrants with debt	$2,667,968	-

Issuance of convertible debt for financing costs	$450,000	-

6.	Earnings Per Share

The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2007 and 2006:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic EPS:
Net income (loss)	$(1,630,234)	$317,604	$(3,232,639)	$(527,026)
Less: Preferred stock dividends	(9,668)	(9,668)	(19,336)	(19,336)
Net income (loss) available to common stockholders	$(1,639,902)	$307,936	$(3,251,975)	$(546,362)

Weighted average shares of common stock	39,253,000	31,093,846	38,992,889	30,234,355

Basic net income (loss) per share	$(0.04)	$0.01	$(0.08)	$(0.02)

Diluted EPS:
Income (loss) available to common stockholders	$(1,639,902)	$307,936	$(3,251,975)	$(546,362)
Plus assumed conversions	9,668	9,668	19,336	19,336
Net income (loss) used for diluted EPS	$(1,630,234)	$317,604	$(3,232,639)	$(527,026)

Weighted average shares of common stock	39,253,000	31,093,846	38,992,889	30,234,355
Plus effect of dilutive securities:
Warrants	-	84,546	-	-
Convertible preferred stock	-	94,465	-	-
Weighted average shares used for Diluted EPS	39,253,000	31,272,857	38,992,889	30,234,355

Diluted net income (loss) per share	$(0.04)	$0.01	$(0.08)	$(0.02)

For the six month period ended June 30, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  These securities included in-the-money warrants for the purchase of 126,421 common shares and preferred stock convertible into 94,218 common shares.    For the three and six months ended June 30, 2007, these securities included in-the-money warrants for the purchase of 2,572,264 and 2,043,093 common shares, respectively, and preferred stock convertible into 94,218 common shares.

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

Index

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

Index

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

OVERVIEW – CORPORATE STRATEGY

In the second quarter of 2007 we have continued to make significant progress in ramping up the development of our high quality portfolio of oil and gas assets, particularly the Barnett Shale Project. Our production from the Barnett Shale Project is up 372% from the first quarter of 2007 to the second quarter and we have continued to increase our acreage position in the project.  (See “Barnett Shale Project” below)  As disclosed in previous filings, in March 2007, Metroplex Barnett Shale, LLC (“Metroplex” - wholly owned subsidiary of Exxon Mobil Corporation) completed the final transition as Operator of our Barnett Shale Project from the previous Operator, taking control and responsibility of all leasing activities, drilling operations, completion operations and gathering system operations for the project. Also, in July, 2007 we have added a second deep drilling rig and one shallow rig to the Barnett Shale Project and a third deep rig is planned for the fourth quarter of 2007.

We have continued to evaluate the financing options for the initiation of the development of our North Texas Panhandle Water Flood Project (“Water Flood”) as well as financings for future capital needs in our Barnett Shale Project.   We are in negotiations to obtain a joint venture partner in the Water Flood Project which would add capital resources and technical expertise to that Project.

We believe our high quality oil and gas projects will allow us to have multiple year growth and allows us to effectively align our financing needs with the capital needs of each project.  Our core assets are resource plays, which allow us to re-invest our capital into our projects to enhance the rates of return, revenue growth and reserve growth.  Our interest in the Barnett Shale Partnership is unique in that it is, in effect, an interest in an integrated natural gas company.  The Barnett Shale Partnership owns the mineral leases, the gas wells, the pipeline gathering system that brings the natural gas to the market and has access to multiple drilling rigs.  Rigs will be added to the project based on leasing requirements and drilling location availability.

Index

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

Project Financings

In November 2006, we signed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd to provide financing for the drilling of our Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1 well.   We formed a subsidiary, Garwood Petrosearch Inc. (“Garwood”), to hold our interest in the Kallina Lease and the Kallina 46 #1 well.  Also, as a part of the financing arrangement, Garwood  issued Laurus a Warrant to acquire, upon payout of the Note indebtedness, 45% of Garwood’s outstanding common stock such that upon exercise of the Warrant, Garwood would be owned 55% by us and 45% by Laurus.  The collateral for this financing is  recourse to the Kallina 46 #1 well and the associated lease acreage only.

Revolving Credit Agreement

On October 16, 2006, we amended our existing revolving credit facility with Fortuna Energy, LP (“Fortuna”).   The principal available under the revolving borrowing base remains $10,000,000, with a current outstanding balance of $2,845,000 as of August 1, 2007.  Under the terms of the transaction, Fortuna advanced us $780,000 for the purpose of paying amounts due for the Barnett Shale Project.  As part of the financing, we provided Fortuna additional collateral.  In addition, we agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share.  The Warrants contain a “put” provision which allows Fortuna to “put” the warrants to the Company at a price of $0.65 per share for two (2) years, which “put” period shall commence 180 days after the issuance of the amendment. Additionally, as part of the transaction, we agreed to issue 100,000 new warrants, which expire five years from the date of issue, at a price of $0.92 per share to replace 100,000 warrants previously issued to Fortuna at a price of $2.00 per share, which were previously set to expire on November 1, 2007.  We do not intend to draw down any more funds from this credit facility.

Index

Joint Ventures

We continue to strive to develop relationships with institutional investors and venture partners to participate in our prospects.  Management believes this will reduce our capital risk and increase the diversity of the projects in which we use our own capital.  We intend to establish these joint venture relationships with terms that are standard in the oil and gas industry.

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

The Partnership’s assets include all leases acquired to-date within a contract area that includes parts of eight counties, comprising approximately 2 million acres. Partnership assets also include associated facilities that include nearly 100 miles of pipeline and an option on a separate pipeline right-of-way. Approximately 80 miles of pipeline facilities have been completed and are operational. We believe the Partnership’s ownership of these pipeline assets is a decided strategic advantage in this urban area.  An aggressive leasing program within the contract area and a multi-rig drilling program is in progress for 2007, 2008 and beyond.

Currently, the Partnership holds leases covering approximately 25,000 net acres, and has drilled, or is in the process of drilling 12 wells. There are currently two deep rigs running in the drilling program and one shallow rig that is being utilized to drill and set the surface casing on the wells in an effort to reduce costs on the upper section of the wells.  A third deep rig is planned for the fourth quarter of 2007.  Also, there have been 25 drilling permits obtained to date for Partnership wells, 12 which have been drilled and 13 to be drilled.

Status	Well Count

Producing	4
Awaiting Completion	2
Drilling	3
Under Evaluation	1
Abandoned	2

Total	12

As of August 1, 2007 four Partnership wells, in Ellis and Tarrant Counties, have been completed and are selling gas through the Partnership-owned pipeline. The average peak daily volume for these four wells exceeded 4.0 MMcfpd per well.  An additional five wells in Ellis and Tarrant Counties have been drilled; completion of two of these wells is expected within the third quarter of 2007;  one well  is being evaluated after poor post-stimulation testing results that we believe were caused by the proximity of a previously unrecognized fault; and two wells with mechanical difficulties were drilled prior to Metroplex taking over as operator of the project and have been abandoned due to mechanical difficulties; (one after an unsuccessful attempt was made to repair partd casing and one that experienced mechanical problems while drilling and did not reach the Barnett formation and is currently being re-drilled).  These results have reinforced our interest in this area of the Barnett Shale and we are continuing nearby development activities.

Index

Three wells are currently in the process of being drilled, one of which is the re-drill mentioned above.  The second is currently drilling the lateral section of the well in the Barnett formation and the third well has had the surface casing set by the shallow rig mentioned above and is currently waiting on a deep rig.  The Texas Railroad Commission has approved drilling permits filed for another thirteen wells.  We anticipate a substantial increase in  proved reserve additions in 2007 and 2008 from this project.

In order to finance our participation in the Partnership for 2007, on February 1, 2007 we executed a Note and Warrant Purchase Agreement with an institutional investor, RCH Petro Investors, L.P., for the sale of a $10,000,000, 8% Senior Secured Convertible Promissory Note and a four-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $1.40 per share.

North Texas/Panhandle Water flood Project - In November 2005, we acquired a 100% working interest in 1,755 acres in the Quinduno Field in Roberts County, Texas, in the Anadarko Basin. The project is focused on infill drilling and the implementation of a water flood on the property. Our leases at Quinduno have a large established resource base of over 20.6 million barrels of original oil in place.  Since its discovery in 1953, approximately 5.1 million barrels have been produced using primary production.

One infill well has been drilled to date. We have had a program to enter each of the 20 wells that have not been plugged. So far, we have entered seven of these older wells to determine their mechanical status and establish potential productivity. Two of these wells have been equipped and are now capable of producing although the reservoir has insufficient pressure to produce until the water flood is installed. As of December 31, 2006, our independent engineers, Ryder Scott, have estimated our share of proved oil reserves recoverable by water flood at 1.6 million barrels of oil equivalent.  Slightly deeper than the water flood target zone, the Moore County Lime formation has undrilled exploration potential that may be tested in a future well.

To provide adequate water for injection, in November, 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw fresh water from the aquifer underlying the landowner’s property, and in that same month we received approval from the Panhandle Groundwater Authority District (“PGAD”) to produce up to 5,000 barrels per day from the aquifer for use in the flood.  We received the approval from the PGAD over the protest filed with the PGAD by the Colorado River Municipal Water Authority (“CRMWA”) attempting to preserve the freshwater for local municipal use only in the area in which we own the rights to the fresh water.  We also applied to the Texas Railroad Commission to amend a previously granted saltwater injection permit to include fresh water injection and are awaiting approval. On January 5, 2007 we received a letter from the Texas Railroad Commission (“TRRC”) informing us of a protest by CRMWA contesting our application for fresh water injection in the Quinduno Field water flood.  The hearing on this protest is currently set for September 21, 2007 however we expect the protest to be withdrawn as part of a pending agreement with CRMWA that addresses their concerns with our use of fresh water for enhanced oil recovery.

We are currently negotiating with an international oilfield service company for them to install an expandable 5000 barrel per day water treatment facility on the leasehold that will provide us with a secure, continuous, economical source of treated and filtered produced water from third parties that we can use for injection.  This will alleviate the need to use fresh water as our primary source of injection fluids although fresh water will remain available as a back-up source to be used as needed.  The facility will also treat our own produced water later in the life of the flood.  Our capital investment in the facility would be minimal.  At present we are also in negotiations with potential industry partners to allow for the installation of the flood to begin before the end of the year.

SW Garwood, Colorado County, Texas - The Wilcox Trend, SW Garwood field has had three wells drilled with one of these in the process of being completed.  Two additional locations are on current leases.   The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, paid out in April of 2006.  As of payout, we began participating in the production from the well with a 16% working interest. As of the end of July, 2007, the well was producing approximately 410 Mcfpd and 9 bopd.

The second well, the Pintail Flats #1, was completed and fracture stimulated in May 2005 from 15,950 feet to 16,010 feet in the Lower Wilcox.  In July 2006 we re-completed and fracture stimulated an up-hole zone at 15,135 feet. The well flowed back frac fluids with a 2000 Mcfpd gas rate into the sales line in August 2006. As of the end of July, 2007 the well was flowing 162 Mcfpd and we are continuing to analyze several options to improve well performance. We have a 16% working interest in the well after payout. The well has four additional potentially productive zones in the Lower Wilcox and five additional potentially productive zones in the Upper Wilcox.

Index

A third well, the Kallina 46 #1 began drilling in June 2006 and reached its targeted depth of 16,230 feet in August 2006. Data available while drilling and from open-hole logs indicated several potentially productive Wilcox sands from 10,400 feet to 16,100 feet. Gross prospective interval was believed to exceed 250 feet of pay. We have tested and abandoned as non-commercial, several zones up to the top of the Lower Wilcox. Testing is in progress on a zone at 13,456 feet and consideration is being given to adding zones shallower in the wellbore.  We have an 87.5% working interest in the Kallina lease and the Kallina 46 #1 well before payout and a 75.5% interest after payout.

In order to finance the Kallina 46 #1 well and future wells on the Kallina lease, we signed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd.  (“Laurus”) for Laurus to provide financing for the drilling of the Kallina 46 #1 well and payment of the future completion costs for the  Kallina 46 #1 well which is in process of being completed.   We formed a subsidiary, Garwood Petrosearch Inc., (“Garwood”) to hold our interest in the Kallina Lease and the Kallina 46 #1 well.  Also, as a part of the financing arrangement, Garwood  issued Laurus a Warrant to acquire, upon payout of the Note indebtedness, 45% of Garwood’s outstanding common stock such that upon exercise of the Warrant, Garwood would be owned 55% by us and 45% by Laurus and the sole asset is the Kallina lease.

In the SW Garwood Project, in addition to the working interest in the wells noted above, we currently own a 16% after payout working interest in 960 acres of undeveloped leases; and an 87.5% before payout and 75.5% after payout working interest in 438 acres.

OTHER PROJECT AREAS:

Gruman Prospect, Stark County, North Dakota – In April 2006 we reached a total depth of 9,890 feet on the Gruman 18-3 well.  This well was completed as an injection well.

In October 2006, we undertook certain remedial work on the Gruman 18-1 which initially improved the production from the well. We have continually experienced “down hole” production problems which have resulted in only producing 76% and 41% of the days in the first and second quarters of 2007, respectively.  The production problems have been caused by mechanical problems with the down-hole submersible pump, and what appears to be erratic reservoir pressure, that has hindered achieving stabilized production from the well. As a result, daily production rates seem to be in line with the historical trend, but monthly volumes are well below expectation.  We are currently waiting on a work over rig to replace the defective pump equipment.

On February 1, 2007, we began injecting produced water into the Gruman 18-3 well. The result has been to reduce the cost of operating the Gruman 18-1 by eliminating the need to truck produced water to a disposal facility. Supplementing this injection with water from the shallower Dakota formation for pressure maintenance in the mound will make flow from the reservoir more consistent is also expected to improve the run time of the pump. We have established that the Gruman 18-3 is in pressure communication with the Gruman 18-1.

Proved developed reserves in the prospect to our share of the well as of December 31, 2006, were 252 Mbo and 54.4 MMcf of natural gas, as estimated by a third party engineering firm, McCartney Engineering, LLC.

Mississippi Tuscaloosa Prospects -- We have identified five Tuscaloosa oil prospects in the Mississippi Inland Salt Basin, in Yazoo County, comprising a maximum of 2,295 acres and up to 18 potential drilling locations.  The company currently holds approximately 725 net acres and we are in initial discussions with a potential industry partner to co-develop these prospects.   We plan to initially drill 8 locations, ranging from 6,150 feet to 7,500 feet in depth. Seismic data on the prospects has been reprocessed and confirmed our original geological analysis. We currently own 100% of the prospect.

Index

Rodney Island, Tensas Parish, Louisiana - In October 2005, we took over operations of the Harper Z-1 well on the Rodney Island prospect from the previous operator after casing was set and cemented. Down hole mechanical difficulties hindered our attempt to complete the well, which was directionally drilled to a measured depth of 11,701 feet (vertical depth = 9,373 feet) and logged approximately 19 feet of oil pay in the Tuscaloosa Massive Sand.

As the operator, and with the agreement of the other working interest owners, we initiated litigation in February 2006 against the previous operator for non-payment of their share of drilling and completion costs.  We had made the decision, along with all the other working interest owners, to allow the leases associated with this project to expire in May 2007 and pursue the lawsuit against the previous operator.  We have currently reached a tentative settlement with the previous operator and we anticipate a full resolution of the matter in the third quarter of 2007.

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

For the three months ended June 30, 2007 Compared to the three months ended June 30, 2006

Revenues

Consolidated oil and gas production revenue for the three months ended June 30, 2007 was $373,544 versus $369,686 for the three months ended June 30, 2006.  Although the total between the two quarters is similar, the sources of the revenue are significantly different from 2006 to 2007.  In the second quarter of 2006 the revenue was 67% from the Gruman, North Dakota well as compared to only 16% in the second quarter of 2007.  Also, the Barnett Shale Project did not account for any of the revenue for the second quarter of 2006 and accounted for approximately 50% of the revenue for the second quarter of 2007.  In 2006 we had a one time sale of oil accumulated on the Panhandle Water Flood Project.  We continue to work on improving the reliability of the daily production for our North Dakota well, and expect to continue to grow revenues for our Barnett Shale Project in the second quarter of 2007.

See below for revenue detail from the second quarter 2006 compared to the second quarter of 2007.

	2007	% of	2006	% of
	2nd Qtr	Total	2nd Qtr	Total

Barnett Shale	185,786	50%	-	0%
Gruman - North Dakota	59,630	16%	246,603	67%
SW Garwood	70,341	19%	14,091	4%
Panhandle - Water Flood	4,286	1%	40,168	11%
Oklahoma	31,649	8%	40,066	11%
Other	21,852	6%	28,758	8%
Total	373,544	100%	369,686	100%

Note that there was a 372% increase in the Barnett Shale revenue from the first quarter of 2007 to the second quarter of 2007.

Index

Lease Operating and Production Tax Expense
Lease operating and production tax expenses for the quarters ended June 30, 2007 and 2006 were $265,598 and $256,192, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  The four percent fluctuation in these expenses is expected given the minimal fluctuations in revenue from the second quarter of 2007 to the second quarter of 2006.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the quarters ended June 30, 2007, and 2006, were $194,142 and $97,247 respectively.  The significant increase is mainly due to a significant increase in the amortizable costs at June 30, 2007 as compared to the same period in 2006.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the second quarter of 2007 was significantly higher than the depletion for the same period in 2006.

General and Administrative Expenses

General and administrative expenses for the quarters ended June 30, 2007 and 2006, were $701,382 and $572,773, respectively.  The difference of $128,609 is mainly related an increase in legal fees, professional fees attributed to a special project related to our land department and an increase in corporate expenses primarily related to third party investor relations consulting.   A summary listing of general and administrative expenses is provided below.

	2nd Quarter	2nd Quarter
	2007	2006
	Total	Total

Personnel Costs	287,788	285,752
Travel, Meals and Entertainment	25,250	28,748
Corporate expenses	96,647	56,829
Accounting, Legal and Professional Fees	153,636	97,709
Third Party Consultants and Contractors	61,038	47,313
Office Expenses	50,901	57,155
Other	26,122	(733)

Total General and Administrative	701,382	572,773

Net Operating Loss

We generated a net operating loss of $(787,578) or $(0.02) per share, for the quarter ended June 30, 2007, compared to a net operating loss of $(556,526) or $(0.02) per share, for the quarter ended June 30, 2006.  The $231,052 variance is related mainly to an increase of approximately $97,000 in DD&A expense and an increase of approximately $129,000 of general and administrative expenses for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Other Income (Expense)

The $1,716,786 change from $874,130 in Other Income for the quarter ended June 30, 2006 versus ($842,656) in Other Expense from the quarter ended June 30, 2007 is due to a significant increase in interest expense and amortization of debt discount related to A) the non-recourse financing with Laurus Master Fund Ltd for the Kallina #46-1 well; 2) the $10 million Convertible note with RCH Petro Investors; and 3) the change in liability related to warrants issued to Fortuna Energy with a put option related to the revolving credit facility.   The significant difference also relates to $1,000,000 in other income related to the sale of securities in the quarter ending June 30, 2006 that did not occur in the quarter ended June 30, 2007.

Index

For the six months Ended June 30, 2007 Compared to the six months Ended June 30, 2006

Revenues

Consolidated oil and gas production revenue for the six months ended June 30, 2007 was $736,520 versus $491,600 for the six months ended June 30, 2006.   The difference partially relates to the increased production from our North Dakota well which was down during most of the first quarter of 2006.  The revenue totals for the second quarter of 2007 versus the same period of 2006 were similar in quantity, although different in source.  In the six months ended June 30, 2006 the revenue was 63% from the Gruman, North Dakota well as compared to only 32% in the six months ended June 30, 2007.  Also, the Barnett Shale Project did not account for any of the revenue for the six months ended June 30, 2006 and accounted for approximately 32% of the revenue for the six months ended June 30, 2007.  Our 16% reversionary interest in one SW Garwood wells was in effect for all of the six month period ended June 30, 2007.

See below for revenue detail from the six months ended June 30, 2006 compared to the same period in 2007.

	6/30/2007	% of	6/30/2006	% of
	YTD	Total	YTD	Total

Barnett Shale	235,702	32%	-	0%
Gruman - North Dakota	236,511	32%	312,076	63%
SW Garwood	135,210	18%	14,091	3%
Panhandle - Water Flood	9,534	1%	40,930	8%
Oklahoma	71,982	10%	76,481	16%
Other	47,581	6%	48,022	10%
Total	736,520	100%	491,600	100%

Note that there was a 372% increase in the Barnett Shale revenue from the first quarter of 2007 to the second quarter of 2007.

Lease Operating and Production Tax Expense
Lease operating and production tax expenses for the six months ended June 30, 2007 and 2006 were $342,891 and $417,882, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  The difference relates mainly to higher lease operating expenses in the first quarter of 2006 versus the first quarter of 2007, as the lease operating expenses in the second quarter of those years were similar.  The higher lease operating expenses in the first quarter 2006 relate to the fact that in November 2005 we acquired approximately 30 existing wells associated with our Texas Panhandle Water Flood Project that required significant lease operating expenses for well evaluation necessary for the preparation of a development plan for the Water Flood project that will be needed to grow production and proved reserves.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the six months ended June 30, 2007, and 2006, were $372,789 and $134,628, respectively.  This increase is mainly due to a significant increase in the amortizable costs at June 30, 2007 as compared to the same period in 2006.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the second quarter of 2007 was significantly higher than the depletion for the same period in 2006.

Index

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2007 and 2006, were $1,440,472 and $1,295,321, respectively.  The difference of $145,151 is mainly related an increase in legal fees, professional fees attributed to a special project related to our land department and an increase in corporate expenses primarily related to third party investor relations consulting.   A summary listing of general and administrative expenses is provided below.

	6/30/2007	6/30/2006
	YTD	YTD
	Total	Total

Personnel Costs	684,373	675,787
Travel, Meals and Entertainment	36,586	65,656
Corporate expenses	160,743	121,602
Accounting and Legal Professional Fees	270,882	207,760
Third Party Consultants and Contractors	138,497	111,845
Office Expenses	108,288	103,674
Other	41,103	8,997

	1,440,472	1,295,321

Net Operating Loss

We generated a net operating loss of $(1,419,632) or $(0.04) per share, for the six months ended June 30, 2007, compared to a net operating loss of $(1,356,231) or $(0.04) per share, for the six months ended June 30, 2006.  The $63,401 variance is related mainly to an increase in DD&A and general and administrative expenses, offset partially with an increase in revenues and a decrease in lease operating expenses.

Other Income (Expense)

The $2,642,212 change from $829,205 in Other Income for the six months ended June 30, 2006 versus ($1,813,007) in Other Expense for the six months ended June 30, 2007 is due to the significant increase in interest expense and amortization of debt discount and change in warrant liability related to A) the non-recourse financing with Laurus Master Fund Ltd for the Kallina #46-1 well; 2) the $10 million Convertible note with RCH Petro Investors; and 3) the change in liability related to warrants issued to Fortuna Energy with a put option related to the revolving credit facility.  The significant difference also relates to $1,000,000 in other income related to the sale of securities in the six months ending June 30, 2006 that did not occur in the six months ending June 30, 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended June 30, 2007.

Item 3.	Controls and Procedures

Richard D. Dole, our Chief Executive Officer, and David J. Collins, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of June 30, 2007.  There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II--OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

On April 2, 2007 we issued 83,986 restricted common shares to RCH Petro Investors, the Holder of our $10 million convertible note, as an interest payment for the first quarter of 2007 related to the convertible note.

On April 9, 2007 we issued 15,517 restricted commons shares to each of our two independent directors for board compensation.

On April 25, 2007 we issued 500,000 restricted common stock shares to Quinduno Energy for the third scheduled payment pursuant to the 2005 Asset Purchase Agreement related to our purchase of the North Texas Panhandle Water Flood Project.

Index

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Index

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petrosearch Energy Corporation

Date:	August 14, 2007

By:	/s/ Richard Dole
Richard Dole
Chief Executive Officer, President and Chairman

By:	/s/ David Collins
David Collins
Chief Financial Officer and Principal Financial Officer