Form 10QSB
period 2007-09-30
PETROSEARCH ENERGY CORP
filed 2007-11-13
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,741,841 Shares of $0.001 par value Common Stock outstanding as of November 8, 2007

Transitional Small Business Disclosure Format (check one): Yes  ☐No  ☒

PETROSEARCH ENERGY CORPORATION

FORM 10-QSB
For The Quarter Ended September 30, 2007

Index

ITEM 1.	FINANCIAL STATEMENTS
PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
ASSETS	September30, 2007 (Unaudited)	December 31, 2006 (See note)

Current assets:
Cash	$3,187,341	$3,715,618
Accounts receivable:
Joint owners-billed, net of allowance of $37,179 at September 30, 2007and $83,073 at December 31, 2006	172,946	421,081
Joint owners-unbilled	803	15,213
Oil and gas production sales	321,985	146,408
Prepaid expenses and other current assets	976,435	829,104
Total current assets	4,659,510	5,127,424

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	29,270,852	23,462,639
Properties not subject to amortization	7,121,241	6,309,169
Other property and equipment	153,032	149,348
Total	36,545,125	29,921,156
Less accumulated depreciation, depletion and amortization	(2,953,008)	(2,357,347)
Total property and equipment, net	33,592,117	27,563,809

Prepaid oil and gas costs	14,507	14,507

Other assets	695,103	656,790

Total assets	$38,961,237	$33,362,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,530,378	$1,863,531
Current portion of long-term debt - Kallina	673,769	298,806
Trade note payable	42,724	409,819
Accounts payable	709,939	1,062,679
Accrued liabilities for Barnett property costs	332,719	607,013
Accrued liabilities	1,030,018	925,183
Warrant liability	427,551	317,752
Total current liabilities	5,747,098	5,484,783

Long-term debt, net of current portion	-	2,066,074
Long-term debt, net of current portion – Kallina	6,353,512	6,963,694
Convertible debt	5,986,518	-
Other long-term obligations	927,598	906,996
Total liabilities	19,014,726	15,421,547

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized; 483,416 shares issued and outstanding at September 30, 2007 and December 31, 2006	483,416	483,416
Series B convertible preferred stock, 100,000 shares authorized; 43,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 39,556,789 and 37,927,070 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	39,556	37,927
Additional paid-in capital	31,140,043	23,928,090
Un-issued common stock	222,062	771,429
Accumulated deficit	(11,981,566)	(7,322,879)
Total stockholders' equity	19,946,511	17,940,983

Total liabilities and stockholders' equity	$38,961,237	$33,362,530
Note:  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes to unaudited condensed consolidated financial statements.

Index

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and  nine months ended September 30, 2007 and 2006

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Oil and gas production revenues	$426,931	$335,711	$1,163,451	$827,311

Operating costs and expenses:
Lease operating and production taxes	146,400	240,977	489,291	658,859
Depreciation, depletion and amortization	222,871	79,614	595,660	214,242
General and administrative	631,925	550,075	2,072,397	1,845,396

Total costs and expenses	1,001,196	870,666	3,157,348	2,718,497

Operating loss	(574,265)	(534,955)	(1,993,897)	(1,891,186)

Other income (expense):
Interest income	53,582	18,775	211,025	51,858
Interest expense	(492,850)	(104,360)	(1,391,870)	(278,242)
Amortization of financing costs
and debt discount	(507,327)	(32,674)	(1,374,146)	(62,670)
Change in value of warrant liability	94,812	-	(109,799)	-
Gain on sale of investment	-	-	-	1,000,000

Total other income (expense)	(851,783)	(118,259)	(2,664,790)	710,946

Net Income (Loss)	$(1,426,048)	$(653,214)	$(4,658,687)	$(1,180,240)

Basic and diluted net income (loss) per common share	$(0.04)	$(0.02)	$(0.12)	$(0.04)

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2007

			Series A		Series B		Additional	Unissued		Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2006	37,927,070	$37,927	483,416	$483,416	43,000	$43,000	$23,928,090	$771,429	$(7,322,879)	$17,940,983
Issuance of common stock committed, net of additional costs of raising capital	771,429	771					751,315	(771,429)		(19,343)
Common stock issued for leasehold costs	500,000	500					644,500			645,000
Common stock issued for employee compensation	25,000	25					20,725			20,750
Common stock issued for services	50,000	50					61,926			61,976
Common stock issued for interest expense	252,256	252					352,582			352,834
Common stock issued for board compensation	31,034	31					44,969			45,000
Common stock committed for interest expense								222,062		222,062
Issuance of warrants with debt							2,667,968			2,667,968
Beneficial conversion feature of convertible debt							2,667,968			2,667,968
Net loss									(4,658,687)	(4,658,687)
Balance at September 30, 2007	39,556,789	$39,556	483,416	$483,416	43,000	$43,000	$31,140,043	$222,062	$(11,981,566)	$19,946,511

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(4,658,687)	$(1,180,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization expense	595,660	214,242
Stock-based compensation and interest expense	683,279	1,923
Amortization of deferred rent	(11,711)	(3,680)
Amortization of debt discount	269,141	26,523
Amortization of beneficial conversion feature	872,454	-
Amortization of financing costs	258,789	36,147
Accretion of asset retirement obligation	27,231	22,717
Change in value of warrant liability	109,799	-
Gain on sale of securities	-	(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	86,968	461,417
Trade note receivable	-	(466,972)
Prepaid expenses and other assets	(300,520)	(184,174)
Accounts payable and accrued liabilities	(83,601)	915,955
Trade note payable	(367,095)	-

Net cash used in operating activities	(2,518,293)	(1,156,142)

Cash flows from investing activities:
Capital expenditures, including purchases and development of properties	(6,412,484)	(6,233,269)
Proceeds from sale of securities	-	1,000,000

Net cash used in investing activities	(6,412,484)	(5,233,269)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	2,540,625
Proceeds from exercise of warrants	-	174,669
Proceeds from convertible debt	10,000,000	-
Proceeds from notes payable	-	1,800,000
Repayment of notes payable	(1,597,500)	(587,500)

Net cash provided by financing activities	8,402,500	3,927,794

Net increase (decrease) in cash and cash equivalents	(528,277)	(2,461,617)

Cash and cash equivalents at beginning of period	3,715,618	4,052,844

Cash and cash equivalents at end of period	$3,187,341	$1,591,227

Supplemental disclosures of cash flow information:
Interest paid	$323,996	$361,774

Income taxes paid	$-	$-

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

For warrants granted during 2007 and 2006, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Dividend yield	-0-	-0-
Expected volatility	105%	98%
Risk free interest	4.52%	3.00%
Expected lives	4 years	2-4 years

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

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2007 follows:

				Weighted	Total
				Average	Intrinsic
	Number of		Weighted	Grant	Value
	Shares		Average	Date Fair	Warrant
	Under	Exercise	Exercise	Value	Exercises
	Warrant	Price	Price	($/share) (2)	(1)

Warrants outstanding at December 31, 2006	14,147,690	$0.92-$9.75	$1.88

Issued	5,225,000	$1.40	$1.40	$0.51
Expired	(1,050,007)	$4.88-$9.75	$7.95

Warrants outstanding at September 30, 2007	18,322,683	$0.92-$2.00	$1.40

All outstanding stock warrants are exercisable at September 30, 2007.  A summary of outstanding stock warrants at September 30, 2007 follows:

			Weighted
Number of		Remaining	Average		Weighted
Common		Contracted	Remaining		Average	Aggregate
Stock	Expiration	Life	Contractual	Exercise	Exercise	Intrinsic
Equivalents	Date	(Years)	Term (Years)	Price	Price	Value (1)
150,000	March 2008	.50		$1.95	$1.95
20,000	August 2008	.92		$1.95	$1.95
4,851,969	November 2008	1.17		$0.98-$1.95	$1.93
1,060,714	February 2010	2.42		$2.00	$2.00
5,225,000	January 2011	3.33		$1.40	$1.40
575,000	October 2011	4.08		$.92	$.92
6,440,000	December 2011	4.25		$.92	$.92

18,322,683			3.03			$1,964,200

(1) The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)  The weighted average grant date fair value was determined by using the Black Scholes Option Pricing Model as described above.

The following table provides a detail of stock-based compensation incurred during the nine months ended September 30, 2007, and 2006:

Index

	Nine Months Ended
	September 30,
	2007	2006

Restricted stock – Interest Expense	$352,834	$-
Restricted stock – General and Administrative	108,383	-
Restricted stock – Property Costs	645,000	545,000
Committed restricted stock	222,062	23,075
Total stock-based compensation	$1,328,279	$568,075
Less amounts capitalized – Property Costs	(645,000)	(545,000)
Stock compensation expense, net of amounts capitalized	$683,279	$23,075

The above table excludes common stock issued for cash, warrants issued in financing arrangements, debt discounts recorded in equity, and common stock issued for exercise of warrants.

4.	Related Party Transactions

During the three months and nine months ended September 30, 2007 there were no related party transactions.

5.	Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2007 and 2006, the Company engaged in non-cash financing and investing activities as follows:

	Nine Months Ended
	September 30,
	2007	2006
Reduction of prepaid drilling for development of oil and gas Properties	-	$24,846

Issuance of common stock for acquisition of property	$645,000	-

Increase in accounts payable and accrued liabilities for property costs	-	$5,197,114

Increase in accounts payable for JIB receivable - Kallina	-	$4,925,289

Beneficial conversion feature on convertible debt	$2,667,968	-

Issuance of warrants with debt	$2,667,968	-

Issuance of convertible debt for financing costs	$450,000	-

6.	Earnings Per Share

The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2007 and 2006:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic EPS:
Net income (loss)	$(1,426,048)	$(653,214)	$(4,658,687)	$(1,180,240)
Less: Preferred stock dividends	(9,668)	(9,668)	(29,005)	(29,005)
Net income (loss) available to common stockholders	$(1,435,716)	$(662,882)	$(4,687,692)	$(1,209,245)

Weighted average shares of common stock	39,553,131	31,115,168	39,181,688	30,527,998

Basic net income (loss) per share	$(0.04)	$(0.02)	$(0.12)	$(0.04)

Diluted EPS:
Income (loss) available to common stockholders	$(1,435,716)	$(662,882)	$(4,687,692)	$(1,209,245)
Plus assumed conversions	9,668	9,668	29,005	29,005
Net income (loss) used for diluted EPS	$(1,426,048)	$(653,214)	$(4,658,687)	$(1,180,240)

Weighted average shares used for Diluted EPS	39,553,131	31,115,168	39,181,688	30,527,998

Diluted net income (loss) per share	$(0.04)	$(0.02)	$(0.12)	$(0.04)

For the three and nine month periods ended September 30, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  For the nine month period ended September 30, 2006, these securities included in-the-money warrants for the purchase of 84,280 common shares and preferred stock convertible into 94,218 common shares.    For the three month period ended September 30, 2006, these securities included preferred stock convertible into 94,218 common shares.    For the three and nine months ended September 30, 2007, these securities included in-the-money warrants for the purchase of 1,954,346 and 2,013,511 common shares, respectively, and preferred stock convertible into 94,218 common shares.

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

The Convertible Note meets the definition of conventional convertible debt in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We have evaluated each of the features of the Convertible Note and concluded that none of these features constitute embedded derivatives that must be bifurcated from the host contract and accounted for as derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

Index

8.	Legal Proceedings

The Company is subject to certain legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position, results of operations or cash flows.

9.	Subsequent Events

Convertible Debt Agreement

On November 9, 2007, we executed a Note and Warrant Purchase Agreement with several institutional investors and high net worth individuals for the sale of a series of 8% Senior Secured Convertible Promissory Notes and three year warrants to purchase an aggregate of 1,928,575 shares of our common stock at an exercise price of $1.50 per share for total gross proceeds to us of $8,100,000   We completed the transaction and received funding on November 13, 2007.  Upon closing, we issued the Convertible Notes and the Warrants.  As part of the transaction, we executed a Pledge and Security Agreement and a Registration Rights Agreement.  At closing, we paid Scarsdale Equities, LLC a placement agent fee equal to $461,500.

The Convertible Notes will mature three years from the date of issuance and will accrue interest payable quarterly in arrears in cash or common stock, at our option, at the rate of eight percent per annum if paid in cash, or eight and one-half percent if paid in common stock of the Company (subject to certain equity conditions being met).  At the option of the Purchasers, the Convertible Notes are convertible into shares of our common stock at a price per share of $1.05 at any time and from time to time after the original issue date.    The Convertible Note is collateralized by a security interest in five percent of the membership interest of our wholly owned subsidiary, Exploration Holding Co., LLC, which owns one-hundred percent of Barnett Petrosearch, LLC.  Barnett Petrosearch is our subsidiary which owns a 5.54% interest in DDJET, Limited, LLP.

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

OVERVIEW – CORPORATE STRATEGY

In the third quarter of 2007 we have continued to make significant progress in ramping up the development of our high quality portfolio of oil and gas assets, particularly the Barnett Shale Project. Gas production from the Barnett Shale Project, which began in the first quarter of 2007, averaged approximately 233 million cubic feet per month in the third quarter which is over 10 million cubic feet per month net to our share. In addition, we have continued to increase our acreage position in the project (now approximately 26,300 acres).  As disclosed in previous filings, in March 2007, Metroplex Barnett Shale, LLC (“Metroplex” - wholly owned subsidiary of Exxon Mobil Corporation) completed the final transition as Operator of our Barnett Shale Project from the previous Operator, taking control and responsibility of drilling operations, completion operations and gathering system operations for the project. Also, in July, 2007 we added a second deep drilling rig and one shallow rig to the Barnett Shale Project with a third deep rig planned for early next year.  (See “Barnett Shale Project” below)

We have continued to evaluate the financing options for the initiation of the development of our North Texas Panhandle Water Flood Project (“Water Flood”) as well as financings for future capital needs in our Barnett Shale Project.   We are in late stage negotiations to obtain a joint venture partner in the Water Flood Project which would add capital resources and technical expertise to that Project.  We are also close to finalizing an agreement for a secure source of salt water which requires limited capital input from us.

Index

We believe our high quality oil and gas projects will allow us to have multiple year growth and allow us to effectively align our financing needs with the capital needs of each project.  Our core assets are resource plays, which allow us to re-invest our capital into our projects to enhance the rates of return, revenue growth and reserve growth.  Our interest in the Barnett Shale Partnership is unique in that it is, in effect, an interest in an integrated natural gas company.  The Barnett Shale Partnership owns the mineral leases, the gas wells, the pipeline gathering system that brings the natural gas to the market and has access to multiple drilling rigs.  Rigs will be added to the project based on leasing requirements and drilling location availability.

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

Convertible Securities

On November 9, 2007 we executed a series of Notes and Warrant Purchase Agreements with several Institutional Investors and high net worth individuals for the sale of $8,100,000, 8% Senior Secured Convertible Promissory Notes and 3 year warrants to purchase 1,928,575 shares of common stock at an exercise price of $1.50 per share for total proceeds of $8,100,000.  At the option of the investor, the three-year Convertible Notes will be convertible into shares of common stock at a price of $1.05 per share. We completed the transaction and received funding on November 13, 2007.

On February 1, 2007, we executed a Note and Warrant Purchase Agreement for the sale of a $10,000,000 8% Senior Secured Convertible Promissory Note and a 4 year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $1.40 per share for total gross proceeds to us of $10,000,000.   We completed the transaction and received funding on February 7, 2007.  Upon closing, we issued the Convertible Note and the Warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement.  We subsequently filed the required initial registration statement that became effective on August 1, 2007.

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

Index

Revolving Credit Agreement

On October 16, 2006, we amended our existing revolving credit facility with Fortuna Energy, LP (“Fortuna”).   The principal available under the revolving borrowing base remains $10,000,000, with a current outstanding balance of $2,312,500 as of November 10, 2007.  Under the terms of the transaction, Fortuna advanced us $780,000 for the purpose of paying amounts due for the Barnett Shale Project.  As part of the financing, we provided Fortuna additional collateral.  In addition, we agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share.  The Warrants contain a “put” provision which allows Fortuna to “put” the warrants to the Company at a price of $0.65 per share for two (2) years, which “put” period commenced 180 days after the issuance of the amendment. Additionally, as part of the transaction, we agreed to issue 100,000 new warrants, which expire five years from the date of issue, at a price of $0.92 per share to replace 100,000 warrants previously issued to Fortuna at a price of $2.00 per share, which were previously set to expire on November 1, 2007.  We do not intend to draw down any more funds from this credit facility.

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

The Partnership’s assets include all leases acquired to-date within a contract area that includes parts of eight counties, comprising approximately two million acres. Partnership assets also include associated facilities that include nearly 100 miles of pipeline, 100 miles of additional pipeline rights of way and an option on a separate 80 mile pipeline right-of-way. Approximately 80 miles of pipeline facilities have been completed and are operational. We believe the Partnership’s ownership of these pipeline assets is a decided strategic advantage in this urban area.  An aggressive leasing program within the contract area and a multi-rig drilling program are in progress for 2007, 2008 and beyond.

Through the end of October 2007, the Partnership holds leases covering approximately  26,300 net acres, and has drilled, or is in the process of drilling sixteen wells. There are currently two deep rigs running in the drilling program and one shallow rig that is being utilized to drill and set the surface casing on the wells in an effort to reduce costs on the upper section of the wells.  A third deep rig is planned for early 2008.  Also, there have been  30 drilling permits obtained to date for Partnership wells,  16 of which have been or are being drilled.

Status	Well Count

Producing	6
Awaiting Completion / Testing	4
Drilling	2
Under Evaluation	1
Abandoned	2

Total	15

Index

As of  October 31, 2007  six Partnership wells, in Ellis and Tarrant Counties, have been completed and are selling gas through the Partnership-owned pipeline. The average peak daily volume for these  six wells exceeded 4.0 MMcfpd per well.  An additional five wells in Ellis and Tarrant Counties have been drilled; completion of  four of these wells is expected  by the end of the fourth quarter of 2007;  one well  is being evaluated after poor post-stimulation testing results that we believe were caused by the proximity of a previously unrecognized fault; and two wells with mechanical difficulties were drilled prior to Metroplex taking over as operator of the project and have been abandoned due to mechanical difficulties; (one after an unsuccessful attempt was made to repair parted casing and one that experienced mechanical problems while drilling and did not reach the Barnett formation and is currently being re-drilled).  These results have reinforced our interest in this area of the Barnett Shale and we are continuing nearby development activities.

North Texas/Panhandle Water flood Project - In November 2005, we acquired a 100% working interest in 1,755 acres in the Quinduno Field in Roberts County, Texas, in the Anadarko Basin. The project is focused on infill drilling and the implementation of a water flood on the property. Our leases at Quinduno have a large established resource base of over 30 million barrels of original oil in place.  Since its discovery in 1953, approximately 5.1 million barrels have been produced using primary production.

One infill well has been drilled to date. We have had a program to enter each of the 20 existing wells that have not been plugged. So far, we have entered seven of these older wells to determine their mechanical status and establish potential productivity. Two of these wells have been equipped and are now capable of producing although the reservoir has insufficient pressure to produce until the water flood is installed. As of December 31, 2006, our independent engineers, Ryder Scott, have estimated our share of proved oil reserves recoverable by water flood at 1.6 million barrels of oil equivalent.  Slightly deeper than the water flood target zone, the Moore County Lime formation has undrilled exploration potential that may be tested in a future well.

To provide adequate water for injection, in November, 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw fresh water from the aquifer underlying the landowner’s property.. In that same month, we received approval from the Panhandle Groundwater Authority District (“PGAD”) to produce up to 5,000 barrels per day from the aquifer for use in the flood.  We received the approval from the PGAD over the protest filed with the PGAD by the Colorado River Municipal Water Authority (“CRMWA”) attempting to preserve the freshwater for local municipal use only in the area in which we own the rights to the fresh water.  We also applied to the Texas Railroad Commission to amend a previously granted saltwater injection permit to include fresh water injection.. On January 5, 2007 we received a letter from the Texas Railroad Commission (“TRRC”) informing us of a protest by CRMWA contesting our application for fresh water injection in the Quinduno Field water flood.   However, as of November 7, 2007, CRMWA has withdrawn their protest and request for hearing as part of an agreement with CRMWA that addresses their concerns with our use of fresh water for enhanced oil recovery.

At present, we are close to finalizing our negotiations with an international oilfield service company for them to install a water treatment facility on the leasehold that will provide us with a secure, continuous, economical source of at least 5,000 barrels per day of treated and filtered produced water from third parties that we can use for injection.  This will alleviate the need to use fresh water as our primary source of injection fluids although fresh water will remain available as a back-up source to be used as needed.  The facility will also treat our own produced water later in the life of the flood.  Our capital investment in the facility would be minimal.  At present we are also in late stage negotiations with a potential industry venture partner to allow for the commencement of the flood to begin before the end of the year.

SW Garwood, Colorado County, Texas - The Wilcox Trend, SW Garwood field has had three wells drilled with one of these in the process of being completed.  Two additional locations are on current leases.   The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, paid out in April of 2006.  As of payout, we began participating in the production from the well with a 16% working interest.   In October 2007, the well produced an average of 363 Mcfpd and  5 bopd.

The second well, the Pintail Flats #1, was completed and fracture stimulated in May 2005 from 15,950 feet to 16,010 feet in the Lower Wilcox.  In July 2006 we re-completed and fracture stimulated an up-hole zone at 15,135 feet. The well flowed back frac fluids with a 2000 Mcfpd gas rate into the sales line in August 2006. In October, 2007, the well flowed an average of 134 Mcfpd. We are continuing to analyze several options to improve well performance. We have a 16% working interest in the well after payout. The well has four additional potentially productive zones in the Lower Wilcox and five additional potentially productive zones in the Upper Wilcox.

Index

A third well, the Kallina 46 #1 began drilling in June 2006 and reached its targeted depth of 16,230 feet in August 2006. Data available while drilling and from open-hole logs indicated several potentially productive Wilcox sands from 10,400 feet to 16,100 feet. Gross prospective interval was believed to exceed 250 feet of pay. We have tested and abandoned as non-commercial, several zones up to the top of the Lower Wilcox at 13,456’.  We are finalizing plans to perforate and test a good gas show during drilling in a Middle Wilcox sand package from 12,135’ to 12,185’.  We have an 87.5% working interest in the Kallina lease and the Kallina 46 #1 well before payout and a 75.5% interest after payout.

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

In October 2006, we undertook certain remedial work on the Gruman 18-1 which initially improved the production from the well. We have continually experienced “down hole” production problems which have resulted in producing 76%, 41% and 47% of the days in the first, second and third quarters of 2007, respectively.  The production problems have been caused by mechanical problems with the down-hole submersible pump, and what appears to be erratic reservoir pressure, that has hindered achieving stabilized production from the well.  In late August 2007, we again pulled and replaced the three tandem submersible pumps, lowered the pumps 180’ closer to the producing open hole interval, and changed out several surface control modules. Since that work, and with more frequent chemical/fresh water treatments to control down hole salt build up, the well has produced with much less downtime. In October 2007, production averaged 127 boepd on and 394 bwpd on producing days, with only three days down during the month.

On February 1, 2007, we began injecting produced water into the Gruman 18-3 well. The result has been to reduce the cost of operating the Gruman 18-1 by eliminating the need to truck produced water to a disposal facility. Disposing produced water into the Lodgepole formation will assist pressure maintenance in the mound  making flow from the reservoir more consistent and  improving the run time of the pump. We have established that the Gruman 18-3 is in pressure communication with the Gruman 18-1.

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

For the three months ended September 30, 2007 Compared to the three months ended September 30, 2006

Revenues

Consolidated oil and gas production revenue for the three months ended September 30, 2007 was $426,931 versus $335,711 for the three months ended September 30, 2006.  This represented a 27% increase in revenue in the third quarter of 2007 over the third quarter of 2006.  As expected, this increase is the result of $179,000 of revenue from the 4 producing wells in the Barnett Shale.  The effects of this increase were partially offset by a decline in revenue from our Gruman North Dakota well of approximately $30,000 or 16%.  We continue to work on improving the reliability of the daily production for our North Dakota well, and expect to continue to grow revenues for our Barnett Shale Project in the fourth quarter of 2007.

See below for revenue detail from the third quarter of 2006 compared to the third quarter of 2007.

	2007	% of	2006	% of
	3rd Qtr	Total	3rd Qtr	Total

Barnett Shale	$179,161	42%	$-	0%
Gruman - North Dakota	160,963	38%	190,616	57%
SW Garwood	40,037	9%	51,453	15%
Panhandle - Water Flood	1,573	0%	28,024	8%
Oklahoma	36,766	9%	34,412	10%
Other	8,431	2%	31,206	9%
Total	$426,931	100%	$335,711	100%

Index

Lease Operating and Production Tax Expense

Lease operating and production tax expenses for the quarters ended September 30, 2007 and 2006 were $146,400 and $240,977, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Although there was a significant increase in production from the three months ended September 30, 2006 to the three months ended September 30, 2007, the lease operating expenses decreased because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that required significant lease operating costs to be incurred in 2006 even though the wells had minimal production.  These lease operating expenses incurred in 2006 were not necessary in 2007.  The costs expended in 2006 for the existing, but non-productive wells were necessary for the planning of a successful development plan of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the quarters ended September 30, 2007, and 2006, were $222,871 and $79,614, respectively.  The significant increase is mainly due to a significant increase in the amortizable costs at September 30, 2007 as compared to the same period in 2006 as well as an increase in production.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the third quarter of 2007 was significantly higher than the depletion for the same period in 2006.

General and Administrative Expenses

General and administrative expenses for the quarters ended September 30, 2007 and 2006, were $631,925 and $550,075, respectively.  The difference of $81,850 is mainly related an increase in legal fees, professional fees attributed to a special project related to our land department, an increase in third party investor relations consulting, and an increase in expenditures for reserve engineer studies.   A summary listing of general and administrative expenses is provided below.

	3rd Quarter	3rd Quarter
	2007	2006

Personnel Costs	$273,498	$265,005
Travel, Meals, and Entertainment	1,503	15,843
Corporate Expenses	81,165	45,117
Accounting, Legal, and Professional Fees	143,379	112,554
Third Party Consultants and Contractors	71,955	46,695
Office Expenses	40,272	48,582
Other	20,153	16,279

Total General and Administrative	$631,925	$550,075

Net Operating Loss

We generated a net operating loss of $(574,265) or $(0.01) per share, for the quarter ended September 30, 2007, compared to a net operating loss of $(534,955) or $(0.02) per share, for the quarter ended September 30, 2006.  The $39,310 variance is related mainly to an increase in DD&A expense and general and administrative expenses for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.  The effect of these increased expenses on net operating loss was mostly offset by an increase in revenue and a decrease in lease operating expense in the third quarter of 2007.

Index

Other Income (Expense)

The $733,524 increase from $118,259 in Other Expense for the quarter ended September 30, 2006 to $851,783 in Other Expense for the quarter ended Sepember 30, 2007 is due to a significant increase in interest expense and amortization of debt discount related to 1) the non-recourse financing with Laurus Master Fund Ltd for the Kallina #46-1 well, and 2) the $10 million Convertible note with RCH Petro Investors.

For the nine months Ended Sepember 30, 2007 Compared to the nine months Ended September 30, 2006

Revenues

Consolidated oil and gas production revenue for the nine months ended September 30, 2007 was $1,163,451 versus $827,311 for the nine months ended September 30, 2006.   The increase in revenue is from the Barnett Shale Project which did not account for any of the revenue for the nine months ended September 30, 2006 and accounted for approximately 36% of the revenue for the nine months ended September 30, 2007.  In addition, our 16% reversionary interest in one SW Garwood wells was in effect for all of the nine month period ended September 30, 2007, and only a portion of the same period in the prior year.  The increase in revenue from the Barnett producing properties and our reversionary interest in one of the SW Garwood wells was partially offset by decreased production from our Gruman North Dakota well.  See below for revenue detail from the nine months ended September 30, 2006 compared to the same period in 2007.

	9/30/2007	% of	9/30/2006	% of
	YTD	Total	YTD	Total

Barnett Shale	$414,862	36%	$-	0%
Gruman - North Dakota	404,889	35%	503,547	61%
SW Garwood	179,689	15%	65,858	8%
Panhandle - Water Flood	9,145	1%	66,774	8%
Oklahoma	102,654	9%	114,627	14%
Other	52,212	4%	76,505	9%
Total	$1,163,451	100%	$827,311	100%

Lease Operating and Production Tax Expense

Lease operating and production tax expenses for the nine months ended September 30, 2007 and 2006 were $489,291 and $658,859, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Although there was a significant increase in production from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, the lease operating expenses decreased because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that required significant lease operating costs to be incurred in 2006 even though the wells had minimal production.  These lease operating expenses incurred in 2006 were not necessary in 2007.  The costs expended in 2006 for the existing, but non-productive wells were necessary for the planning of a successful development plan of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the nine months ended September 30, 2007, and 2006, were $595,660 and $214,242, respectively.  This increase is mainly due to a significant increase in the amortizable costs at September 30, 2007 as compared to the same period in 2006 as well as an increase in production.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the nine months ended September 30, 2007 was significantly higher than the depletion for the same period in 2006.

Index

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2007 and 2006, were $2,072,397 and $1,845,396, respectively.  The difference of $227,001 is mainly related an increase in legal fees, professional fees attributed to a special project related to our land department, an increase in third party investor relations consulting, and an increase in expenditures for reserve engineer studies.   A summary listing of general and administrative expenses is provided below.

	YTD September 30,	YTD September 30,
	2007	2006

Personnel Costs	$957,870	$940,794
Travel, Meals, and Entertainment	38,091	81,500
Corporate Expenses	241,908	166,718
Accounting, Legal, and Professional Fees	414,261	320,315
Third Party Consultants and Contractors	210,453	158,540
Office Expenses	148,560	152,255
Other	61,254	25,274

Total General and Administrative	$2,072,397	$1,845,396

Net Operating Loss

We generated a net operating loss of $(1,993,897) or $(0.05) per share, for the nine months ended September 30, 2007, compared to a net operating loss of $(1,891,186) or $(0.06) per share, for the nine months ended September 30, 2006.  The $102,711 variance is related mainly to an increase in DD&A and general and administrative expenses, offset partially with an increase in revenues and a decrease in lease operating expenses.

Other Income (Expense)

The $3,375,736 change from $710,946 in Other Income for the nine months ended September 30, 2006 versus ($2,664,790) in Other Expense for the nine months ended September 30, 2007 is due to the significant increase in interest expense and amortization of debt discount and change in warrant liability related to 1) the non-recourse financing with Laurus Master Fund Ltd for the Kallina #46-1 well; 2) the $10 million Convertible note with RCH Petro Investors; and 3) the change in liability related to warrants issued to Fortuna Energy with a put option related to the revolving credit facility.  The significant difference also relates to $1,000,000 in other income related to the sale of securities in the nine months ending September 30, 2006 that did not occur in the nine months ending September 30, 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended September 30, 2007.

Item 3.  Controls and Procedures

Richard D. Dole, our Chief Executive Officer, and David J. Collins, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of September 30, 2007.  During the last fiscal quarter there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe each person was knowledgeable about our operations and financial condition.

On July 3, 2007 we issued 157,407 restricted common shares to RCH Petro Investors, the Holder of our $10 million convertible note, as an interest payment for the second quarter of 2007 related to the convertible note.

On July 3, 2007 we issued 10,863 restricted common shares to William O’Malley, the Holder of our $450,000 convertible note (previously issued to Scarsdale Equities LLC), as an interest payment for the first and second quarter of 2007 related to the convertible note.

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

Date:   November 13, 2007

By:	/s/ Richard Dole
Richard Dole
Chief Executive Officer, President and Chairman

By:	/s/ David Collins
David Collins
Chief Financial Officer and Principal Financial Officer