Form 10KSB
period 2007-12-31
PETROSEARCH ENERGY CORP
filed 2008-03-24
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

Commission file number:           000-51488

PETROSEARCH ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	20-2033200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

675 Bering Drive, Suite 200
Houston, TX 77057
(Address of principal executive offices)

(713) 961-9337

Securities Registered Under Section 12(b) Of The Exchange Act:
Title Of Each Class n/a
Name Of Each Exchange On Which Registered   n/a

Securities Registered Pursuant to 12(g) of the Exchange Act:
Title Of Each Class
Common Stock, $0.001Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   ☐

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The Issuer's revenues for the year ended December 31, 2007 were $1,827,664.

The aggregate market value of Common Stock held by non-affiliates of the registrant at March 14, 2008, based upon the last reported sales prices on the OTCBB, was $18,527,250.

As of March 14, 2008, there were approximately 41,239,738 shares of Common Stock outstanding.

PART I

ITEM 1	BUSINESS

Petrosearch Energy Corporation (the “Company”), a Nevada corporation formed in November 2004, is an independent crude oil and natural gas exploration and production company.  We are the successor of Petrosearch Corporation, a Texas corporation formed in August 2003.  (All references to capitalization and business operations herein apply to our current capitalization and operating history, including our predecessor, Petrosearch Texas.)  We are a resource based energy company with operations focused in two core areas of the lower 48 states of the United States with existing production in North Dakota, Texas and Oklahoma.   A majority of our effort over the next 12 months will focus on growth through the drill bit in our two Core Areas:

▪	The Barnett Shale project through our participation in DDJET Limited LLP; and
▪	The Texas Panhandle water flood which we operate.

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

Our common shares have been publicly traded on the OTC Bulletin Board under the symbol “PTSG” since November, 2005.   Our principal offices are located at 675 Bering Drive, Houston, Texas 77057, and our telephone number is 713-961-9337.  Our website is www.petrosearch.com.

Business Plan

We are a resource based energy company with operations focused in two core areas of the lower 48 states of the United States. Our strategic goal is to build intrinsic shareholder value through focused operations in our two core property areas while maintaining a low cost structure at every level of our Company.  We intend to bring additional production and revenues from our existing high quality resource base.  We also continue to identify and evaluate other potential opportunities that would complement our current business plan and create economic value.

Over the past two years, we have assembled an inventory of high quality drilling opportunities in our core focus areas. We have a budget commitment of approximately $11-12 million for lease acquisition and drilling in our Barnett Shale partnership over the next year; and we have 23 producing locations for development on our Texas panhandle waterflood.  In the Barnett Shale project we have accumulated a significant leasehold position inside our 2 million acre, 8-county Contract Area and a multi-rig drilling program is planned for the area over the next several years. We have embarked on a program to exploit this inventory for the benefit of our shareholders.

As of December 31, 2007 we have $55,485,780 of pre-tax PV-10 for proved reserves associated with our properties.  We are also focused on maintaining a low cost structure throughout our business by maintaining tight control on our corporate overheads and operating costs in our properties.

Employees

As of December 31, 2007, we had five full-time employees and one part time employee, of which three are in executive positions.  None of our employees are represented by a union and we consider our employee relations to be good.

ITEM 2	PROPERTIES

CORE PROPERTIES:

Barnett Shale Project -- Our Barnett Shale Project is part of the Barnett Shale natural gas play in the Fort Worth Basin, which is arguably one of the most exciting plays to emerge in the lower 48 states in the past decade. In December 2006, through our wholly owned subsidiary, Barnett Petrosearch LLC, we joined in the formation of a partnership, DDJET Limited LLP (“Partnership”), for the development of the integrated venture. We own a 5.54% interest in the Partnership along with partners Metroplex Barnett Shale LLC (a wholly owned subsidiary of Exxon Mobil Corporation), which directs operations, and Cinco County Barnett Shale LLC (a privately held Dallas-based company).

The Partnership’s assets include all leases acquired to-date within an 8-county contract area, comprising approximately 2 million acres that was established under a previous agreement among affiliates of the three partners. Partnership assets also include associated facilities that include nearly 100 miles of pipeline and an option on a separate pipeline right-of-way. Approximately 35 miles of gas pipeline facilities have been completed and are operational. We believe our ownership of these pipeline assets is a strategic advantage in this urban area.  A leasing program within the 8-county contract area and a multi-rig drilling program is planned for 2008 and beyond.

As of March 14, 2008, 12 Partnership wells (seven in Ellis County and five in Tarrant County) have been completed and are selling gas through the Partnership-owned pipeline. The cumulative production rate of these 12 completed wells continues to meet our expectations.  An additional two wells, in Tarrant County, have been drilled and awaiting completion; and one well, also in Tarrant County is being drilled.  As of December 31, 2007 our independent reserve engineers, Cawley, Gillespie and Associates, Inc. estimated our net share of proved natural gas reserves at 1.9 Bcfe.

On February 29, 2008 we announced that we executed an authorization for the general partner of the Partnership to immediately commence a sales marketing program to interested potential purchasing parties in order to fully assess the current market value of the Partnership.  We have no obligation to sell our Partnership interest and retain all of our rights under the Partnership agreement in the event of a proposed sale by the partners in which the Company chooses not to participate.

Our Board of Directors has retained Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to advise them in connection with a review of strategic alternatives that may be available to the Company in connection with the possible Partnership divestiture. The marketing of the Partnership interests presents us with various options which include: 1) selling our interest in the Partnership at an acceptable price; 2) utilizing certain preferential rights afforded to us under the Partnership Agreement to acquire all or a part of the non-Company interests which the Company could pursue by venturing with a strategic industry or financial partner; or 3) retaining our current position in the Partnership with new and/or existing partners.  To date, the Company and FBR have held confidential discussions with a limited number of potential strategic and financial partners and expect to continue the investigation of available options as the Partnership sales process moves forward.

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

One infill well has been drilled to date. We have an ongoing program to enter each of the 19 old wells that have not been plugged. So far, we have entered seven of these older wells to determine their mechanical status and establish potential productivity. Two of these wells have been equipped and are now capable of producing. We have prepared a detailed study and development plan for the field. As of December 31, 2007, our independent engineers, Ryder Scott, estimated our net share of proved oil reserves extractable by water flood at 1.5 million barrels of oil equivalent.  Slightly deeper than the water flood zone, the Moore County Limestone formation has undrilled exploration potential that may be tested in a future well.

To provide adequate water for injection, in November 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw fresh water from the aquifer underlying the landowner’s property. In that same month, we received approval from the Panhandle Groundwater Authority District (“PGAD”) to produce up to 5,000 barrels per day from the aquifer for use in the flood.  We received the approval from the PGAD over the protest filed with the PGAD by the Canadian River Municipal Water Authority (“CRMWA”) attempting to preserve the freshwater for local municipal use only in the area in which we own the rights to the fresh water.  We also applied to the Texas Railroad Commission to amend a previously granted saltwater injection permit to include fresh water injection. On January 5, 2007 we received a letter from the Texas Railroad Commission (“TRRC”) informing us of a protest by CRMWA contesting our application for fresh water injection in the Quinduno Field water flood.   However, as of November 7, 2007, CRMWA has withdrawn their protest and request for hearing as part of an agreement with CRMWA that addresses their concerns with our use of fresh water for enhanced oil recovery.

In January 2008 we signed an agreement with Complete Production Services Inc. (“CPS”), an international oilfield service company which provides that CPS, at its sole expense, will design and construct a water treatment facility no later than 90 days from the effective date of the agreement that will be capable of treating all of our production water up to a maximum of 10,000 bbls per day and likewise treat and provide to the Company a minimum of 5,000 bbls per day of  production water from third party sources.  We, in turn, have committed to be capable of injecting not less than 2,000 bbls of treated water per day derived from third party production water within 30 days after the facility is opened, and have further committed to be capable of injecting not less than 5,000 bbls of treated water per day derived from third party production water within 180 days after the facility opens, in addition to re-injecting our own treated production water from the oil and gas lease it operates.  We will be required to pay a scaled management fee to CPS commencing on the date the facility opens on the basis of the volume of treated and re-injected water derived from our production.  We are currently applying to regulatory agencies to add more wells to the existing flood permit, as required under the agreement, to ensure our ability to inject the volumes that CPS will make available.  We do not anticipate any difficulty with obtaining the approval.

At present we are also in negotiations with several potential industry venture partners to allow for the commencement of the flood to begin as soon as possible.

SW Garwood, Colorado County, Texas – The Wilcox Trend, SW Garwood field has had three wells drilled with one of these in the process of being completed.  Two additional locations are on current leases.   The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, paid out in April of 2006.  As of payout, we began participating in the production from the well with a 16% working interest.  As of March 14, 2008  the well was not producing as it was in the process of being worked over.

The second well, the Pintail Flats #1, was completed and fracture stimulated in May, 2005 from 15,950 feet to 16,010 feet in the Lower Wilcox.  In July 2006 we re-completed and fracture stimulated an up-hole zone at 15,135 feet. The well flowed back stimulation fluids with a 2000 Mcfpd gas rate into the sales line as of August 3, 2006. As of March 14, 2008 the well was producing approximately 70 Mcfpd.   We have a 16% working interest in the well after payout. The well has four additional potentially productive zones in the Lower Wilcox and five additional potentially productive zones in the Upper Wilcox.

A third well, the Kallina 46 #1, began drilling in June, 2006 and reached its targeted depth of 16,230 feet on August 6, 2006. We have attempted production from several sands in the lower and middle Wilcox formations without achieving commercial rates.  Data is currently being reviewed in consideration of possibly plugging and abandoning the well.  We have an 87.5% working interest in the Kallina lease and the Kallina 46 #1 well before payout and a 75.5% interest after payout.

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

OTHER PROJECT AREAS:

Gruman Prospect, Stark County, North Dakota - On March 28, 2006, we spudded the Gruman 18-3 well intended to be either an increased density well if it proved to be up dip of the Gruman 18-1 producing well or a water injection well if it was down dip. The well reached total depth of 9,890 feet on April 14, 2006, and was completed as an injection well.  In October 2006, we undertook certain remedial work on the Gruman 18-1 which has improved the production on the well. The well is currently producing approximately 60 bopd and 10 Mcfpd.  We are currently assessing the positive impact on the long term production.

On February 1, 2007, we began injecting produced water into the Gruman 18-3 well. The result has been to reduce the cost of operating the Gruman 18-1 by eliminating the need to truck produced water to a disposal facility. We are considering supplementing this injection with water from the Dakota for pressure maintenance in the mound. We have established that the Gruman 18-3 is in pressure communication with the Gruman 18-1. Further testing or stimulation may be necessary to achieve the desired future injection rates. Proved developed reserves in the prospect to our share of the well as of December 31, 2007, were 215 Mbo and 68 MMcf of natural gas, as estimated by a third party engineering firm, McCartney Engineering, LLC.

Mississippi Tuscaloosa Prospects -- We have identified five Tuscaloosa oil prospects in the Mississippi Inland Salt Basin, in Yazoo County, comprising a maximum of 2,295 acres and up to 18 potential drilling locations.  We are in discussions with a potential industry partner to co-develop these prospects with us.   Once a joint venture is established, we plan to initially drill 8 locations, ranging from 6,150 feet to 7,500 feet in depth. Approximately 55% of the entire prospect acreage has been leased. We currently own 100% of the prospect; however, we are in the final stages of negotiating a farm out agreement with an industry partner.

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

The following table sets forth summary information with respect to our proved reserves as of December 31, 2007, as estimated by compiling reserve information, which was prepared by the engineering firms of Ryder Scott Company, Cawley, Gillespie and Associates Inc., McCartney Engineering, LLC and internally generated engineering estimates (internal estimates make up less than  1% of our proved reserve estimates).

	Net Reserves			Pre-Tax Present Value of Future Net Revenues
Category	Oil (Bbls)	Gas (Mcf)	BOE(1)
December 31, 2007
Proved Developed	257,600	993,743	423,224	$13,353,622
Proved Undeveloped	1,454,664	1,689,500	1,736,247	$42,132,158

Total Proved	1,712,264	2,683,243	2,159,471	$55,485,780

(1) Estimated using a conversion ratio of 1.0 Bbl/6.0 Mcf (thousand cubic feet).

Total PV-10 value increased to $55,485,780 as of December 31, 2007 from $29,424,306  as of December 31, 2006.  The factors that caused the significant increase in the PV-10 value and the increase in the reserve quantities from 2007 to 2006 were related to i) the significant increase in the price of oil as of the end of 2007 as opposed to the end of 2006; and ii) the addition of our Barnett Shale reserves which did not exist in 2006.  These factors were partly offset by a decrease in our Garwood Field reserves due to the Kallina 46 #1 not being a commercial well.

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

In accordance with the guidelines of the Securities and Exchange Commission, the engineers’ estimates of future net revenues from our properties and the pre-tax 10% Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the effective dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

Productive Wells

The following table sets forth the total number of our active well bores and working interests (WI) that we maintain in each well as of March 14, 2008.

	No. of Wells	WI (Oil)	WI (Gas)
Gruman 18-1	1	85%	85%
Gordon 1-18	1	95%	N/A
Quinduno(1)	3	100%	100%
Barnett Shale(3)	12	5.54%	5.54%
Pintail #1	1	16%	16%
REP Pintail Flats(2)	1	16%	16%
Corbett N. 13 #1	1	10%	10%
Total Productive Wells	20

(1)	Project in which the Company’s working interest reduces to 90% (as described herein– North Texas/Panhandle Water Flood Project Section)
(2)	Well in SW Garwood Prospect, Colorado County, Texas, in which we have a reversionary back-in interest after payout
(3)	Ownership is through a partnership interest in DDJET Limited LLP

Acreage

The following table summarizes our gross and net developed and undeveloped natural gas and crude oil wells and acreage under lease as of March 14, 2008:

		Wells		Acreage
State		Gross	Net	Gross	Net
Developed acreage:
Texas:
Garwood	Gas	2	.32	1,280	410
Maddox (Quinduno)	19 Oil, 1 Gas	20	20	1,755	1,755
Barnett Shale	Gas	10	.55	1,332	74
North Dakota	Oil (1)	1	.85	280	238
Oklahoma:
Gordon 1-18	Oil	1	.95	610	579
Corbett N.#13-1	Gas	1	.10	552	55
Total Developed		35		5,809	3,111
Undeveloped acreage:
Texas
Barnett Shale				23,960	1,328
Garwood				438	383
Mississippi:
Dome Pickens				725	725
Total Undeveloped				25,123	2,436
Total				30,932	5,547

Operator Activities

We currently operate approximately one-half of our producing properties, and generally seek to become the operator of record on properties we drill or acquire outside of our Barnett Shale Project.  We have a non-operated partnership interest in our Barnett Shale project.

Drilling Activities

The following table sets forth our drilling activities for the last three fiscal years.  Our working interests in the productive wells owned as of December 31, 2007, range from a direct working interest of 100%, to an after payout working interest of 16%, to a 5.5% Partnership interest.  In 2006-2007 we drilled 15 wells, with the 16th well drilling as of the end of 2007 in our Barnett Shale Project.

	Year Ended December 31,
	2007		2006	2005

Development Wells:
Productive	-		1	4	(1)
Non-Productive	-		1	-0-
Total	-		2	4

Exploratory Wells:
Productive	12	(3)	1	1	(2)
Non-Productive	3		1	4
Total	15		2	5

Total Wells:
Productive	12		2	5
Non-Productive	3		2	4

Total	15		4	9

(1)	Four wells associated with our former Blue Ridge property, sold effective July 1, 2005.
(2)	We have a 16% working interest after payout in this well, the REP Pintail Flats.
(3)	There are two more wells that have been drilled and not completed in our Barnett Shale Project.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil, gas and condensate production attributable to interests in all of our fields. Including the average sales prices received and average production costs during the fiscal periods ended December 31, 2007 and December 31, 2006

	2007	2006
Average sales price per barrel of oil	$69.55	$59.81
Average sales price per Mcf of gas	$6.19	$8.45
Lifting costs per barrel of oil equivalent*	$20.32	$16.84

* Excludes the costs of re-entry into wells to assess non-producing assets

Office Properties

We currently have two office locations, one in Houston and one in Dallas, Texas.  The addresses are as follows:

675 Bering Drive, Suite 200	4925 Greenville Avenue, Suite 670
Houston, TX 77057	Dallas, Texas 75206

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

On April 11, 2007, we were served with a lawsuit filed against us titled Cause No. 2007-16502; D. John Ogren, R. Bradford Perry and Chester Smitherman v. Petrosearch Corporation; 133rd Judicial District Court, Harris County, Texas.  The plaintiffs are three (3) Series A Preferred shareholders who derived their original shares from Texas Commercial Resources, Inc. (“TCRI”) and became Series A Preferred shareholders of Petrosearch Energy Corporation as a result of the prior mergers.  The plaintiffs have alleged that Petrosearch Corporation (and TCRI, its predecessor) failed to pay accrued, cumulative dividends and refused to allow conversion of their Series A Preferred Stock into Common Stock.    The plaintiffs have alleged breach of contract, common law fraud, statutory fraud and violation of Section 33 of the Texas Securities Act and have requested the award of actual and exemplary damages, interest and attorneys’ fees.   The lawsuit likewise requests the Court to compel the payment of accrued dividends and the examination of the Company’s books and records. In January 2008, the Plaintiffs amended their lawsuit and added Brad Simmons, Dan Denton and Britt Brooks as defendants. These individuals are former officers and/or directors of the Company or its predecessor entities.  The Company is currently providing a defense to Simmons and Denton pursuant to provisions of the Company’s Articles of Incorporation.   We deny the factual allegations made in the lawsuit and are vigorously defending against the claims made therein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol "PTSG". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years. Our fiscal year ended December 31, 2007.

Quarter	High	Low
1st Quarter 2006	$1.85	$0.87
2nd Quarter 2006	$1.63	$0.82
3rd Quarter 2006	$1.18	$0.41
4th Quarter 2006	$1.09	$0.39
1st Quarter 2007	$1.60	$0.61
2nd Quarter 2007	$1.85	$1.20
3rd Quarter 2007	$1.59	$1.00
4th Quarter 2007	$1.25	$0.74

Record Holders

On March 14, 2008, the last sales price for the common stock as reported on the OTCBB was $0.57 and there were 41,239,738 common shares outstanding.  On March 14, 2008, there were approximately 2,500 stockholders of record of the common stock.

No prediction can be made as to the effect,  if any, that future sales of shares of our common  stock or the  availability  of our common stock for future sale  will  have  on the  market  price  of our  common  stock  prevailing  from time-to-time.  The additional registration of our common stock and the sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is:

Corporate Stock Transfer
3200 Cherry Creek South Drive
Suite 430
Denver, CO 80209

DIVIDEND POLICY

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.   The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or
2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	5,020,969	$1.93	158,133
Total	5,020,969	$1.93	N/A

RECENT SALES OF UNREGISTERED SECURITIES

All previous sales of unregistered securities have been previously disclosed in Form 10-QSB’s and Form 8-Ks.

ITEM 6.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe we have been successful over the past two years with our plan of improving the quality of our portfolio of oil and gas assets, as well as putting financings together to enable us to economically develop these assets.  We believe we have successfully high graded our portfolio completing the acquisition of assets that have multiple year growth potential and have secured cost effective financings to continue to develop our projects.  Our inventory of assets allows for us to effectively align our financing needs with the capital needs of the project, therefore, allowing us to efficiently manage the amount and timing of our capital expenditures.  Our two main assets are resource plays, which will allow us to re-invest our capital into our projects to enhance the rates of return, revenue growth and reserve growth.  We have also completed the disposition of non-core assets that did not meet our risk/reward parameters.

We believe we have been successful at creating an extremely high-graded portfolio of oil and gas assets coupled with economical financings which will enable us to continue to focus on the development of our high quality properties into 2008.  Management believes the development of our core assets should have a significant impact on our production, revenues and cash flows in the future.

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

For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

Consolidated oil and gas production revenue for the year ended December 31, 2007 was $1,827,664 versus $1,232,958 for the year ended December 31, 2006.   The increase in revenue is from the Barnett Shale Project which did not account for any of the revenue in the year ended 2006 and accounted for approximately 33% of the revenue for the year ended December 31, 2007.  In addition, our 16% reversionary interest in one SW Garwood well was in effect for all of 2007, and only a portion of the prior year.  The increase in revenue from the Barnett producing properties and our reversionary interest in one of the SW Garwood wells were partially offset by a slight decrease in production from our Gruman North Dakota well and a decrease in our producing Oklahoma wells.  See below for revenue detail for the years ended December 31, 2007 and 2006.

	12/31/2007	% of	12/31/2006	% of
	YTD	Total	YTD	Total

Barnett Shale	$601,814	33%	$-	0%
Gruman - North Dakota	790,976	43%	825,800	67%
SW Garwood	220,356	12%	96,521	8%
Panhandle - Water Flood	12,854	1%	74,526	6%
Oklahoma	150,240	8%	152,446	12%
Other	51,424	3%	83,665	7%
Total	$1,827,664	100%	$1,232,958	100%

Lease Operating and Production Tax Expense

Lease operating and production tax expenses for the year ended December 31, 2007 was $731,915 versus $653,265 for the year ended December 31, 2006,  respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Although there was a forty eight percent increase in revenue from the year ended December 31, 2006 to the year ended December 31, 2007, the lease operating expenses increased only twelve percent because in November 2005 we added approximately 30 existing wells associated with our Quinduno Field Prospect, Roberts County, Texas that required significant lease operating costs to be incurred in 2006 even though the wells had minimal production.  These lease operating expenses incurred in 2006 were not necessary in 2007.  The costs expended in 2006 for the existing, but non-productive wells were necessary for the planning of a successful development plan of the waterflood project that will be needed to realize the reserves in the Quinduno Field.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the year ended December 31, 2007, and 2006, were $909,311 and $391,347, respectively.  This significant increase is mainly due to a significant increase in the amortizable costs at December 31, 2007 as compared to the same period in 2006 as well as a significant increase in production.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the year ended December 31, 2007 was significantly higher than the depletion for the same period in 2006.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2007 and 2006, were $3,022,739 and $2,766,235, respectively.  The difference of $256,504 is mainly related to i) an increase in corporate expenses related to increased costs for outside third party investor relations services; and ii) an increase in legal fees, professional fees attributed to an ongoing lawsuit (as described herein), a special project related to our land department and an increase in expenditures for reserve engineer studies: and iii) an increase in other expenses relating to an increase in accounts receivable bad debt expense.   These increases were partially offset by a decrease in personnel costs and travel, meals and entertainment.  A summary listing of general and administrative expenses is provided below.

	YE December 31	YE December 31,
	2007	2006

Personnel Costs	$1,345,281	$1,472,268
Travel, Meals, and Entertainment	53,609	107,832
Corporate Expenses	311,371	234,313
Accounting, Legal, and Professional Fees	762,684	544,627
Third Party Consultants and Contractors	239,440	206,954
Office Expenses	203,539	201,367
Other	106,815	(1,126)

Total General and Administrative	$3,022,739	$2,766,235

Net Operating Loss

We generated a net operating loss of $(2,836,301) or $(0.07) per share, for the year ended December 31, 2007, compared to a net operating loss of $(2,577,889) or $(0.08) per share, for the year ended December 31, 2006.  The $258,412 variance is related mainly to an increase in D,D&A, lease operating expenses and general and administrative expenses, offset partially with an increase in revenues.

Other Income (Expense)

The ($3,955,095) change from $255,964 in Other Income for the year ended December 31,  2006 versus ($3,699,131) in Other Expense for the year ended December 31, 2007 is due to the significant increase in interest expense and amortization of debt discount and change in warrant liability related to 1) the non-recourse financing with Laurus Master Fund Ltd for the Kallina #46-1 well; 2) the $10 million Convertible note with RCH Petro Investors; and 3) the change in liability related to warrants issued to Fortuna Energy with a put option related to the revolving credit facility.  The significant difference also relates to $1,000,000 in other income related to the sale of securities in the year ended December 31, 2006 that did not occur in the year ended December 31, 2007.

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

Convertible Securities

On November 9, 2007 we executed, with a group of accredited investors, a series of Note and Warrant Purchase Agreements for the sale of  $8,100,000, 8% Senior Secured Convertible Promissory Notes and three year warrants to purchase 1,928,571 shares of our common stock at an exercise price of $1.50 per share for total gross proceeds to us of $8,100,000.   Upon closing the transaction, we also issued the Convertible Note and the Warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement.

On February 1, 2007, we executed a Note and Warrant Purchase Agreement for the sale of a $10,000,000 8% Senior Secured Convertible Promissory Note with RCH Petro Investors, LP (“RCH”) and a four year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $1.40 per share for total gross proceeds to us of $10,000,000.   We completed the transaction and received funding on February 7, 2007.  Upon closing, we issued the Convertible Note and the Warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement.  This convertible note precludes the Company from incurring indebtedness in excess of fifty percent (50%) of the PV-10 value of the Company’s total proved reserves, plus the fair market value of the leases and pipeline assets associated with the Company’s Barnett Shale assets.

Private Equity Placements

In December 2006, we completed sales of $3.2 million of our common stock in a private offering.  We received net proceeds of approximately $3.0 million which were to be used for general corporate purposes.

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

Revolving Credit Agreement

On October 16, 2006, we amended our existing revolving credit facility with Fortuna Energy, LP.   The principal available under the revolving borrowing base remains $10,000,000, with a current outstanding balance of $1,957,500 as of January 25, 2008.  Under the terms of the transaction, Fortuna advanced us $780,000 for the purpose of paying amounts due for the Barnett Shale Project.  As part of the financing, we provided Fortuna additional collateral.  In addition, we agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share.  The Warrants will contain a “put” provision which will allow Fortuna to “put” the warrants to the Company at a price of $0.65 per share for two (2) years, which “put” period shall commence 180 days after the issuance of the Letter Agreement. Additionally, as part of the transaction, we agreed to issue 100,000 new warrants, which expire 5 years from the date of issue, at a price of $0.92 per share to replace 100,000 warrants previously issued to Fortuna at a price of $2.00 per share, which were previously set to expire on November 1, 2007.  As of April 1, 2008 the revolving credit facility becomes due and a payment of $1,602,500 is payable in full to Fortuna Energy.  As per the revolving credit agreement, as part of being paid back in full, Fortuna Energy must return to the Company all of the overriding royalties issued to Fortuna energy.  The main override relates to a 2% override in the Company’s North Dakota, Gruman project.

Joint Ventures

We continue to strive to develop relationships with institutions to participate in our prospects.  Management believes this will reduce our capital risk and increase the diversity of the projects in which we use our own capital.  We intend to establish these drilling partnership relationships with terms that are standard in the oil and gas industry.

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

CAUTIONARY NOTE TO U.S. INVESTORS

THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION PERMITS OIL AND GAS COMPANIES, IN THEIR FILINGS WITH THE SEC, TO DISCLOSE ONLY PROVED RESERVES THAT A COMPANY HAS DEMONSTRATED BY ACTUAL PRODUCTION OR CONCLUSIVE FORMATION TESTS TO BE ECONOMICALLY AND LEGALLY PRODUCIBLE UNDER EXISTING ECONOMIC AND OPERATING CONDITIONS. WE USE CERTAIN TERMS HEREIN, SUCH AS "PROBABLE", "POSSIBLE", "RECOVERABLE", AND “RISKED," AMONG OTHERS, THAT THE SEC'S GUIDELINES STRICTLY PROHIBIT US FROM INCLUDING IN FILINGS WITH THE SEC.  READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE ADDITIONAL FACTORS WHICH MAY AFFECT OUR BUSINESS.

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

We have a limited operating history, having begun commercial drilling operations in August 2003.  There can be no assurance that we will be profitable in the future or that the shareholders’ investments in us will be returned to them in full, or at all, over time.  In view of our limited history in the oil and gas exploration business, an investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  There can be no assurance that we will be successful in undertaking any or all of the activities required for successful commercial drilling operations.  Our failure to undertake successfully such activities could materially and adversely affect our business, prospects, financial condition and results of operations.  In addition, there can be no assurance that our exploration and production activities will produce oil and gas in commercially viable quantities, if any at all.  There can be no assurance that sales of our oil and gas production will ever generate significant revenues, that we will ever generate additional positive cash flow from our operations or that we will be able to achieve or sustain profitability in any future period.

We have experienced recent substantial operating losses and may incur additional operating losses in the future.

During the year ended December 31, 2007 we incurred a net operating loss of $2,836,301.  In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

If we default under the February 2007  and/or the November 2007 Senior Secured Convertible Promissory Notes the principal and accrued interest would become due and payable which could subject our assets which are pledged as collateral to foreclosure and would substantially harm our cash position and business prospects.

In February 2007 and November 2007, we borrowed $10,000,000 and $8,100,000, respectively, under a series of 8% Senior Secured Convertible Promissory Notes. The Promissory Notes contain events of default which, if triggered, would require us to pay the principal and accrued interest under the Promissory Note immediately (after the expiration of applicable cure periods). If an event of default occurs under the Promissory Note and the holders declare all outstanding principal and interest immediately due and payable, we may not be able to pay the Promissory Note and our collateral would be subject to foreclosure by the lender.  If we are able to pay the note, our cash position and business prospects would be substantially harmed.

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

We are and will continue to be largely dependent on industry vendors for the success of our oil and gas exploration projects.  These contracted services include, but are not limited to, accounting, drilling, completion, workovers (remedial down hole work on a well) and reentries (entering an existing well and changing the direction and/or depth of a well), geological evaluations, engineering, leasehold acquisition (landmen), operations, legal, investor relations/public relations, and prospect generation.  We could be harmed if we fail to attract quality industry vendors to participate in the drilling of prospects which we  identify or if our industry vendors do not perform satisfactorily.  We often have, and will continue to have, little control over factors that would influence the performance of our vendors.

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

SEC accounting rules require us to review the carrying value of our oil and gas properties on a quarterly basis for possible write-down or impairment.  Under these rules, capitalized costs of proved reserves may not exceed a ceiling calculated at the present value of estimated future net revenues from those proved reserves.  Capital costs in excess of the ceiling must be permanently written down.  A decline in oil and natural gas prices or a change in reserve estimates could cause a write down which would negatively affect our net income.

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

OFF BALANCE SHEET ARRANGEMENTS

None

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

Oil and Gas properties.  The Company uses the full cost method of accounting for oil and gas operations.  Accordingly, all costs, including nonproductive costs and certain overhead costs associated with acquisition, exploration and development of oil and gas properties, are capitalized.  Net capitalized costs are limited to the future net revenues, after income taxes, discounted at 10% per year, from proven oil and gas reserves plus the cost of the properties not subject to amortization.  Such capitalized costs, including the estimated future development costs and remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas units (Mcf) to oil units (barrels) at the ratio of six Mcf of gas to one barrel of oil.  Also, with full cost accounting, no gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves.  Oil and gas properties not subject to amortization consist of the cost of undeveloped leaseholds and other geological and exploration costs, and totaled $7,099,601 at December 31, 2007.  These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of the oil and gas properties subject to amortization.  Factors considered by management in its impairment assessment include drilling results, re-evaluations of properties, terms of oil and gas leases not held by production and available funds for exploration and development.

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

Income taxes. The Company uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and (2) operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period the rate change is enacted.  Deferred tax assets are recognized in the year in which realization becomes determinable.  Periodically, management performs a forecast of its taxable income to determine whether it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors.  A valuation allowance for our deferred tax assets is established, if in management’s opinion, it is more likely than not, that some portion will not be realized.  At December 31, 2007, a valuation allowance of $1,768,021 has been provided for deferred tax assets.

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

Stock based compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on the estimated fair value.  Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Total share-based compensation expense for equity-classified employee awards, was $20,750 during the year ended December 31, 2007.  As of December 31, 2007, there is no estimated unrecognized compensation expense from unvested stock options.

We use the Black-Scholes valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of our stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in our stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.   Prior to our adoption of the provisions of SFAS 123(R), we previously accounted for the Plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations and disclosure requirements established by SFAS 123 – Accounting for Stock-Based Compensation, as amended by SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure.

ITEM 7.	FINANCIAL STATEMENTS

The information required by this Item 7 is included in this report beginning on page 31.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Petrosearch Energy Corporation’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

See Management’s Assessment of Internal Control over Financial Reporting under Item 7 of this Form 10-KSB.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.               OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our Directors and executive officers as of December 31, 2007.

Name	Age	Position

Richard D. Dole	62	Director, Chairman, President and CEO
Wayne Beninger	54	Chief Operating Officer
David Collins	39	Chief Financial Officer
Gerald Agranoff	61	Director
Richard Majeres	41	Director

Richard D. Dole, Director, Chairman of the Board, President and CEO
Mr. Dole joined us as a Director in July 2004, and assumed the positions of Chairman, President and CEO in December 2004.  Mr. Dole previously served as Vice President and Chief Financial Officer for Burlington Resources International from 1998 to 2000. Since that time he has been active in consulting and financial services. He was a co-founder of Benefits Access Solutions, LLC, a company formed to provide financial services and benefit options to employees and members of corporate organizations. He was also co-founder and managing partner of Innovation Growth Partners, LLC, a firm that provided management and consulting services to early stage companies. Mr. Dole’s extensive industry experience includes being National Partner-in-Charge of Business Process Solutions at KPMG.  Prior to that he was with Coopers & Lybrand (now PriceWaterhouse Coopers) where he served as Assurance and Business Advisory Partner for nearly 20 years and also served in numerous senior management roles, including National Chairman for the Energy and Natural Resources Industry practices for over 15 years and as the Vice Chairman for the U.S. Process Management business unit.  From August 2003 to July 2004, Mr. Dole was also a member of the Board of Directors of Westport Resources Corporation (NYSE: WRC), a member of its audit committee and a designated financial expert. He currently serves as a director of Double Eagle Petroleum Company (DBLE, NASDAQ Global Select Market) and chairs the audit committee and is the designated financial expert.  On December 11, 2007, Mr. Dole was appointed the Non-Executive Chairman (effective December 31, 2007) of Double Eagle Petroleum to coordinate Double Eagle’s activities and management until a new CEO has been selected. Mr. Dole graduated from Colorado State University.

Wayne Beninger, Chief Operating Officer
Mr. Beninger joined us as Chief Operating Officer in May 2005.  Prior to May 2005, Mr. Beninger served as President of Southwest Oil & Gas Management, Inc. (“SOGMI”) which he founded in 1997 to provide oil and gas property evaluation services, geologic prospect review, contract operating services, technical support for initial public offerings and strategic planning solutions for domestic and international projects. Prior to Mr. Beninger joining the Company, SOGMI provided a significant amount of our engineering and geological services for all projects.  From 1995 to 1997, Mr. Beninger was the Vice President for Strategic Planning with WRT Energy Corporation. From 1982 to 1995 he was first employed by, and then was a partner in, The Scotia Group, a domestic and international consulting firm where he provided petroleum engineering and geological services for companies and projects in the majority of active petroleum basins in both the U.S. and overseas. He has been active in the oil and gas industry since 1976.  Mr. Beninger holds undergraduate degrees in both petroleum engineering and geology from the University of Southern California and has a number of industry publications to his credit.  He is a member of the Society of Petroleum Engineers, Pi Epsilon Tau (petroleum engineering honorary fraternity) and Sigma Gamma Epsilon (geologic honorary fraternity).

David Collins, Vice President, Chief Financial Officer
Mr. Collins joined Petrosearch Corporation as a Vice President and the Chief Financial Officer in October 2003.  Previously, he served as the Controller of Kazi Management VI, LLC, a diversified investment and management organization actively involved in energy, retail food chains, aquaculture and biotechnology from February 2002 to October 2003.  At Kazi Management VI, he was responsible for the financial operations of multiple accounting offices across the United States, as well as fourteen international and domestic Companies.  Mr. Collins was also the Chief Financial Officer of ZK Petroleum, an independent oil producer in South Texas. Prior to Kazi Management VI, he served as an independent analyst for The March Group in St. Thomas, U.S.V.I. from February 2001 to January 2002.  Mr. Collins previously held the position of Chief Financial Officer of Federation Logistics, LLC in the New York metropolitan area from November 1994 to January 2001.  Mr. Collins graduated from Villanova University in 1990 with a Bachelor’s degree in Accountancy.  He became a Certified Public Accountant and began his career in the Financial Services Division of Ernst and Young in New York City.  At Ernst and Young, he performed audits of Fortune 500 Companies.

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

Richard Majeres, Director
Richard Majeres joined us as a Director in May 2004.  In December 2000, Mr. Majeres was one of the founding partners of the Houston public accounting firm Ubernosky & Majeres, PC, which currently operates as Ubernosky, Passmore & Majeres, LLP, offering tax, audit, accounting and management consulting services. Mr. Majeres has served as a partner of this firm since its inception in December 2000.  From January 1999 to November 2000, Mr. Majeres was a partner at Cox & Lord, PC.  Mr. Majeres graduated from Bemidji State University, Bemidji, Minnesota in 1989 with a bachelor’s degree in accounting. Upon graduation, he served as a field auditor with the Federal Energy Regulatory Commission of the Department of Energy. Mr. Majeres became a certified public accountant in 1992. He has extensive experience with oil and gas entities, including exploration and development partnerships and corporations and currently focuses a majority of his efforts on the Firm’s audit practice.

BOARD OF DIRECTORS AND ITS COMMITTEES

During the fiscal year ended December 31, 2007 the Board of Directors held 8 meetings.  Mr. Dole is our only Director who is also an Officer.  Our Board of Directors currently has an Audit Committee and a Compensation Committee which are comprised of independent directors Richard Majeres and Gerald Agranoff.  We do not have a Nominating Committee.  The entire Board of Directors acts as our Nominating Committee.

Audit Committee

Our Audit Committee is made up of our two independent Board members, Mr. Richard Majeres and Mr. Gerald Agranoff.  Mr. Majeres is the Chairman of the Audit Committee and is the designated Financial Expert.  During the fiscal year ended December 31, 2007 the Audit Committee held four meetings.

Compensation Committee

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

Nominations of persons for election to the Board of Directors may be made at a meeting of the shareholders at which directors are to be elected (a) by or at the direction of the Board of Directors, or (b) by any shareholder of the Company who is a shareholder of record at the time of the giving of such shareholders notice provided for in Paragraph 3.3 (of the Bylaws), who shall be entitled to vote at such meeting in the election of directors and who complies with the requirements of Paragraph 3.3 (of the Bylaws). Such nominations, other than those made by or at the direction of the Board of Directors shall be preceded by timely advance notice in writing to the Secretary.  To be timely, a shareholder’s notice shall be delivered to, or mailed and received at, the principal executive offices of the Company (1) with respect to an election to be held at the annual meeting of the shareholders of the Company, not later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be so delivered not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company; and (2) with respect to an election to be held at a special meeting of shareholders of the Company for the election of directors not later than the close of business on the 10th day following the day on which notice of the date of the special meeting was mailed to shareholders of the Company as provided in Paragraph 2.4 (of the Bylaws) or public disclosure of the date of the special meeting was made, whichever first occurs.  Any such shareholder’s notice to the Secretary shall set forth (x) as to each person whom the shareholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of such person; (ii) the principal occupation or employment of such person; (iii) the number of shares of each class of capital stock of the Company’s beneficially owned by such person; (iv) the written consent of such person to having such person’s name placed in nomination at the meeting and to serve as a director if elected; (v) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, pursuant to Regulation 14A under the Exchange Act, and (vi) as to the shareholder giving the notice, (i) the name and address, as they appear on the Company’s books of such shareholder, and (ii) the number of shares of each class of voting stock of the Company which are then beneficially owned by such shareholder. The presiding officer of the meeting of shareholders shall determine whether the requirements of Paragraph 3.3 (of the Bylaws) have been met with respect to any nomination or intended nomination.  If the presiding officer determines that any nomination was not made in accordance with the requirements of Paragraph 3.3 (of the Bylaws), he shall so declare at the meeting and the defective nomination shall be disregarded.  Notwithstanding the foregoing provisions…, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in Paragraph 3.3 of the Bylaws.  For (purposes of the notice provisions of the Bylaws), public disclosure shall be deemed to first be given to shareholders when disclosure of such date of the meeting of shareholders is first made in a press release reported by the Dow Jones News Services, Associated Press or comparable national news service, or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Exchange Act.

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

CODE OF ETHICS

Effective August 19, 2005, the Board of Directors adopted a Code of Ethics for our directors, officers and employees.  A copy of our Code of Ethics was filed with our Form SB-2 registration statement filed with the SEC on August 23, 2005.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the following individuals for fiscal years ended December 31, 2006 and 2007.   No other compensation was paid to our named executive officers other than the compensation set forth below.

Name and Principal Position(a)	Title	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
	Chairman,	2007	$223,750	$120,000	-0-	-0-	-0-	-0-	-0-	$343,750
Richard Dole(1)	CEO and President	2006	$180,000	-0-	$160,000	-0-	-0-	-0-	-0-	$340,000
		2007	$201,875	$65,000	-0-	-0-	-0-	-0-	-0-	$266,875
David Collins (2)	CFO	2006	$180,000	-0-	$80,000	-0-	-0-	-0-	-0-	$260,000
		2007	$250,000	$55,000	-0-	-0-	-0-	-0-	-0-	$305,000
Wayne Beninger (3)	COO	2006	$250,000	$50,000	-0-	-0-	-0-	-0-	-0-	$300,000

Notes to Summary Compensation Table:

(1)
Mr. Dole was appointed as a Director in July 2004.  On December 30, 2004, Mr. Dole assumed the roles of Chairman of our Board of Directors, President and Chief Executive Officer.  Mr. Dole became an employee of the Company as of January 1, 2005.  Mr. Dole renewed his  employment agreement with the Company in May 2007 for a term of two years which calls for compensation of $20,833 per month.

(2)
Mr. Collins was appointed Chief Financial Officer in September, 2004.  Mr. Collins became an employee of the Company as of January 1, 2005.  Mr. Collins renewed his employment agreement with the Company May 1, 2007, for a  term of one year which calls for compensation of $17,916 per month.

(3)
Mr. Beninger was appointed Chief Operating Officer and became an employee of the Company as of May 1, 2005.  Mr. Beninger renewed his employment agreement with the Company May 1, 2007, for a term of one year which calls for compensation of $20,830 per month.

(4)	The value of stock awards was determined based on the fair market value of the Company’s common stock on the grant date.

EMPLOYMENT AGREEMENTS

The employment contracts in existence with officers and key personnel include employment contracts with each of Richard Dole (Chairman, President and CEO), David Collins (Chief Financial Officer) and Wayne Beninger, (Chief Operating Officer).  These employment agreements became effective May 1, 2007.

The employment contracts with Messrs. Collins and Beninger provide for an employment term of one year and month to month thereafter, if not extended or terminated.  The employment contract with Mr. Dole provides for an employment term of two years and automatically renews for an identical term at the end of the indicated term unless the Agreement is superseded by a new agreement or unless notice of non-renewal is delivered in writing by the Company at least 60 days prior to the end of the term.  Each of the employment contracts provides for termination by the Company upon death or disability, with six month severance payments for Messrs Collins and Beninger and 12 month severance for Mr. Dole.  Each of the employment contracts permits termination by the Company for cause, which includes malfeasance, misuse of funds, insubordination, competing with the Company, a material uncured breach or conviction for a felony or crime of moral turpitude.  The agreements may be voluntarily terminated by the employee at any time, with no severance payment.  Additionally, the respective employees may elect to terminate their employment contract and receive severance pay upon a material uncured breach by the Company or a change in control.  For purposes of each agreement, a change in control is defined as an acquisition of voting securities by a third party (other than directly from the Company) equivalent to forty percent of the voting control of the Company (other than a subsidiary or employee benefit plan), or accompanying a sale of all of the assets or a merger (other than involving a subsidiary).  Upon termination for cause, the employee is not entitled to severance pay.  A termination without cause while a contract is pending, other than due to a change in control, entitles the employees other than Mr. Dole to compensation of  six months.  A termination without cause of Mr. Dole or non-renewal of Mr. Dole’s agreement gives rise to a severance pay obligation equal to 24 months.  Upon a termination coupled with a change in control where Mr. Dole is not offered a position for the identical salary and position, or Mr. Dole should decline an offer of employment, the severance compensation Mr. Dole will be entitled to is the sum of four years of base salary and the average of his last two year’s bonuses (if any).  Upon a termination coupled with a change in control where Messrs. Collins and Beninger are not offered a position for the identical salary, or if Messrs. Collins and/or Beninger decline an offer of employment (Messrs. Collins and/or Beninger only have the right to decline the employment and receive the severance if Mr. Dole is not offered the same salary and position, or Mr. Dole declines the offer for employment) they will be entitled to severance compensation equal to the sum of two years of base salary and the average of the last two year’s bonuses (if any).

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)
Richard Dole	2,687,738	-0-	-0-	$1.95	11/15/2008	60,241	(1)	$58,433	-0-	-0-
Wayne Beninger	365,000	-0-	-0-	$1.95	11/15/2008	36,145	(1)	$35,060	-0-	-0-
	92,308	-0-	-0-	$0.98	11/15/2008	36,145	(1)	$35,060	-0-	-0-
	76,923	-0-	-0-	$1.63	11/15/2008	-0-		-0-	-0-	-0-
David Collins	50,000	-0-	-0-	$1.95	11/15/2008	-0-		-0-	-0-	-0-
Richard Majeres	50,000	-0-	-0-	$1.95	3/25/2008	-0-		-0-	-0-	-0-
Gerald Agranoff	50,000	-0-	-0-	$1.95	3/25/2008	-0-		-0-	-0-	-0-

(1) Stock will vest over a three year period - one-third in December 2008, 2009 and 2010

DIRECTOR COMPENSATION

For the year ending December 31, 2007, the Board of Directors approved compensation of $45,000 to independent board members, Gerald Agranoff and Richard Majeres, for their services for 2007. This amount was be paid one-half in cash, quarterly, and one-half paid by the issuance of shares of our restricted common stock valued as of the market close on March 30, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Gerald Agranoff	$22,500	$22,500	-0-	-0-	-0-	-0-	$45,000
Richard Majeres	$22,500	$22,500	-0-	-0-	-0-	-0-	$45,000

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information at March 14, 2008 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 14, 2008 we had 41,239,738 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock (1)
Common Stock	Richard D. Dole Chairman, President and CEO 675 Bering Drive, Suite 200 Houston, Texas 77057	3,178,123	2)	7.20%
Common Stock	Wayne Beninger Chief Operating Officer 675 Bering Drive, Suite 200 Houston, Texas 77057	631,923	(3)	1.52%
Common Stock	David J. Collins Vice President and Chief Financial Officer 675 Bering Drive, Suite 200 Houston, Texas 77057	859,417	(4)	2.07%
Common Stock	Gerald Agranoff Director 675 Bering Drive, Suite 200 Houston, Texas 77057	75,773	(5)	0.18%
Common Stock	Richard Majeres Director 675 Bering Drive, Suite 200 Houston, Texas 77057	157,921	(6)	0.38%

	All Officers and Directors as a group (total of 5)	4,903,157	(7)	10.93%

Common Stock	Commonwealth Bank of Australia 48 Martin Place, Level 2 Sydney NSW 2000, Australia	8,000,000	(8)	17.68%
Common Stock	RCH Petro Investors c/o RR Advisors LLC 200 Crescent Court, Suite 1060 Dallas, TX 75201	15,637,548	(9)	27.81%
Common Stock	Allen Crosswell 2121 Sage, Suite 290 Houston, TX 77056	2,941,488	(10)	7.05%
Common Stock	Wellington Trust Company, NA 75 State Street Boston, MA 02109	3,095,738	(11)	7.0% %

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 14, 2008.  As of March 14, 2008 there were 41,239,738 shares of our common stock issued and outstanding.

(2)   Includes 265,385 shares of common stock held directly and 2,912,738 shares of common stock issuable upon the exercise of warrants.  Excludes 950,000 warrants issued to Mr. Dole that have been gifted to his children, to which Mr. Dole disavows beneficial ownership.

(3)  Includes 247,692 shares of common stock held directly and 384,231 shares of common stock issuable directly upon the exercise of warrants.

(4)   Includes 640,186 shares of common stock held directly and 219,231 shares of common stock issuable directly upon the exercise of warrants.

(5)  Includes 25,773 shares of common stock held directly and 50,000 shares of common stock issuable upon the exercise of warrants.

(6)  Includes 107,921 shares of common stock held directly and 50,000 shares of common stock issuable upon the exercise of warrants.

(7)  Includes 1,286,957 shares of common stock held directly and 3,616,200 shares of common stock issuable upon the exercise of warrants to purchase additional shares of common stock.

(8)  Includes the following: 2,940,000 shares held and 2,940,000 shares issuable upon the exercise of warrants to purchase shares of common stock by First State Investments Global Resources Long Short Fund Limted; and 500,000 shares held and 500,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock by Colonial First State Wholesale Global Resources Long Short Fund; and 401,000 shares held and 401,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock by First State Investments Global Energy Long Short Master Fund; and 159,000 shares held and 159,000 shares issuable upon the exercise of warrants to purchase additional shares of common stock by Colonial First State Wholesale Global Energy Long Short Fund.

(9)  Includes 637,548 shares held, 10,000,000 shares of common stock underlying a convertible note and 5,000,000 shares issuable on the exercise of warrants
.
(10)  Includes 1,841,738 shares owned directly by Allen Crosswell, 599,750 shares held by CHLG Funding and 500,000 shares issuable on the exercise of warrants held by CHLG Funding.

(11)  Includes 119,548 shares held directly, 595,238 shares issuable on the exercise of warrants and 2,380,952 shares of common stock upon the conversion of a convertible note.

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

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

Director Independence

Two of our Board of Directors, Mr. Gerald Agranoff and Mr. Richard Majeres, are independent Board members

ITEM 13.	EXHIBITS

Exhibit 14.1—Code of Ethics (Incorporated by reference to our Form SB-2 registration statement filed on August 23, 2005).

Exhibit 21.1—List of Subsidiaries (Incorporated by reference to our Form SB-2 registration statement filed on February 1, 2008).

Exhibit 23.1 – Consent of McCartney Engineering LLC, March 19, 2008 (filed herewith)

Exhibit 23.2 -   Consent of Ryder Scott Company, March 19, 2008 (filed herewith)

Exhibit 23.3 -   Consent of Cawley, Gillespie and Associates, Inc., March 19, 2008 (filed herewith)

Exhibit 31.1 - Certification of Chief Executive Officer of Petrosearch Energy Corporation required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer of Petrosearch Energy Corporation required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Ham, Langston & Brezina for the audit of our annual financial statements for fiscal year 2007 and fiscal year 2006 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Ham, Langston & Brezina for fiscal year 2007 and fiscal year 2006.

	2007	2006

Audit fees	$105,700	$76,000
Audit-related fees	0	0
Tax fees	17,000	18,800
All other fees	2,275	1,500

Total	$124,975	$96,300

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ham, Langston & Brezina was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PETROSEARCH ENERGY CORPORATION

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its consolidated financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Ham, Langston & Brezina, L.L.P., an independent registered public accounting firm appointed by the Audit Committee of the Board of Directors. Management has made available to Ham, Langston & Brezina, L.L.P., all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Petrosearch’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2007 the Company’s internal control over financial reporting is effective based on those criteria.

/S/ Richard D. Dole
Richard D. Dole
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Petrosearch Energy Corporation

We have audited the accompanying consolidated balance sheets of Petrosearch Energy Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petrosearch Energy Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 21, 2008

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006

	December 31,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$8,033,611	$3,715,618
Accounts receivable:
Joint owners-billed, net of allowance of $62,179 at December 31, 2007and $83,073 at December 31, 2006	203,671	421,081
Joint owners-unbilled	3,568	15,213
Oil and gas production sales	319,926	146,408
Prepaid expenses and other current assets	987,155	829,104
Total current assets	9,547,931	5,127,424

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	33,235,534	23,462,639
Properties not subject to amortization	7,099,601	6,309,169
Other property and equipment	153,031	149,348
Total	40,488,166	29,921,156
Less accumulated depreciation, depletion and amortization	(3,266,658)	(2,357,347)
Total property and equipment, net	37,221,508	27,563,809

Prepaid oil and gas costs	1,432,906	14,507

Other assets	834,287	656,790

Total assets	$49,036,632	$33,362,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,066,087	$1,863,531
Current portion of long-term debt – Kallina	-	298,806
Trade note payable	-	409,819
Accounts payable	960,020	1,062,679
Accrued liabilities for Barnett property costs	2,379,073	597,918
Accrued liabilities	1,582,689	934,278
Warrants subject to mandatory redemption	321,140	317,752
Total current liabilities	7,309,009	5,484,783

Long-term debt, net of current portion	-	2,066,074
Long-term debt, net of current portion – Kallina	6,919,890	6,963,694
Convertible debt	13,914,013	-
Other long-term obligations	699,914	906,996
Total liabilities	28,842,826	15,421,547

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares Authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized; 483,416 shares issued and outstanding at December 31, 2007 and December 31, 2006	483,416	483,416
Series B convertible preferred stock, 100,000 shares authorized; 43,000 shares issued and outstanding at December 31, 2007 and December 31, 2006	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 40,941,841 and 37,927,070 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	40,941	37,927
Additional paid-in capital	33,196,588	23,928,090
Un-issued common stock	288,172	771,429
Accumulated deficit	(13,858,311)	(7,322,879)
Total stockholders' equity	20,193,806	17,940,983

Total liabilities and stockholders' equity	$49,036,632	$33,362,530

The accompanying notes are an integral part of these consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2007 and 2006

	Year Ended
	December 31,
	2007	2006

Oil and gas production revenues	$1,827,664	$1,232,958

Operating costs and expenses:
Lease operating and production taxes	731,915	653,265
Depreciation, depletion and amortization	909,311	391,347
General and administrative	3,022,739	2,766,235

Total costs and expenses	4,663,965	3,810,847

Operating loss	(2,836,301)	(2,577,889)

Other income (expense):
Interest income	230,951	73,585
Interest expense	(1,905,066)	(639,180)
Amortization of financing costs and debt discount	(2,021,628)	(161,887)
Gain on sale of securities	-	1,000,000
Change in value of warrant liability	(3,388)	(16,554)

Total other income (expense)	(3,699,131)	255,964

Net loss	$(6,535,432)	$(2,321,925)

Basic and diluted net loss per common share	$(0.17)	$(0.08)

Weighted average common shares	39,476,379	31,253,819

See accompanying notes to unaudited condensed consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007 and 2006

			Series A		Series B		Additional	Unissued		Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2005	28,497,761	$28,497	483,416	$483,416	43,000	$43,000	$18,089,828	$545,000	$(5,000,954)	$14,188,787
Common stock issued for cash	8,368,576	8,369					4,787,768	771,429		5,567,566
Issuance of common stock committed	500,000	500					544,500	(545,000)		-
Common stock issued for employee compensation	300,000	300					239,700			240,000
Common stock issued for services	82,500	83					54,501			54,584
Exercise of warrants	178,233	178					174,491			174,669
Issuance of warrants to lender							37,302			37,302
Net loss									(2,321,925)	(2,321,925)
Balance at December 31, 2006	37,927,070	$37,927	483,416	$483,416	43,000	$43,000	$23,928,090	$771,429	$(7,322,879)	$17,940,983

The accompanying notes are an integral part of these consolidated financial statements.

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007 and 2006

			Series A		Series B		Additional	Unissued		Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2006	37,927,070	$37,927	483,416	$483,416	43,000	$43,000	$23,928,090	$771,429	$(7,322,879)	$17,940,983
Issuance of common stock committed, net of additional costs of raising capital	771,429	771					751,315	(771,429)		(19,343)
Common stock issued for leasehold costs	1,700,000	1,700					1,675,300			1,677,000
Common stock issued for employee compensation	25,000	25					20,725			20,750
Common stock issued for services	50,000	50					61,926			61,976
Common stock issued for interest expense	437,308	437					574,460			574,897
Common stock issued for board compensation	31,034	31					44,969			45,000
Common stock committed for interest expense								288,172		288,172
Issuance of warrants with debt							3,471,835			3,471,835
Beneficial conversion feature of convertible debt							2,667,968			2,667,968
Net loss									(6,535,432)	(6,535,432)
Balance at December 31, 2007	40,941,841	$40,941	483,416	$483,416	43,000	$43,000	$33,196,588	$288,172	$(13,858,311)	$20,193,806

See accompanying notes to unaudited condensed consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(6,535,432)	$(2,321,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization expense	909,311	391,347
Stock-based compensation and interest expense	990,795	294,584
Amortization of deferred rent	(5,082)	(5,082)
Amortization of debt discount and beneficial conversion feature	1,644,124	82,686
Amortization of financing costs	377,504	79,201
Accretion of asset retirement obligation	33,433	28,505
Change in value of warrant liability	3,388	16,554
Bad debt expense	25,000	-
Gain on sale of securities	-	(1,000,000)
Changes in operating assets and liabilities:
Accounts receivable	30,537	488,455
Prepaid expenses and other assets	(344,140)	(960,403)
Accounts payable and accrued liabilities	865,391	853,423
Trade note payable	(409,819)	409,819

Net cash used in operating activities	(2,414,990)	(1,642,836)

Cash flows from investing activities:
Capital expenditures, including purchases and development of properties	(9,082,326)	(14,141,190)
Proceeds from sale of property	-	509,015
Proceeds from sale of securities	-	1,000,000

Net cash used in investing activities	(9,082,326)	(12,632,175)

Cash flows from financing activities:
Additional costs of raising capital	(19,343)	-
Proceeds from the sale of common stock	-	5,760,616
Proceeds from exercise of warrants	-	174,669
Proceeds from convertible debt	18,100,000	-
Proceeds from notes payable	-	10,880,000
Repayment of notes payable	(2,265,348)	(2,877,500)

Net cash provided by financing activities	15,815,309	13,937,785

Net increase (decrease) in cash and cash equivalents	4,317,993	(337,226)

Cash and cash equivalents at beginning of period	3,715,618	4,052,844

Cash and cash equivalents at end of period	$8,033,611	$3,715,618

Supplemental disclosures of cash flow information:
Interest paid	$399,315	$546,031

Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PETROSEARCH ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization

Petrosearch Energy Corporation (the “Company”), a Nevada Corporation formed in November 2004, is an independent crude oil and natural gas exploration and production company based in Houston, Texas, with a second office in Dallas, Texas.  The Company is the successor of Petrosearch Corporation, a Texas corporation formed in August 2003.  The Company’s operations are focused in two main areas of the lower 48 states of the United States with existing production in Texas, North Dakota and Oklahoma.  The majority of the Company’s efforts are focused on growth through the drill bit in the Barnett Shale project through its participation in DDJET Limited LLP and the Texas panhandle water flood that it operates.  The Company’s goal is to develop additional production and reserves from its existing resource base.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries.  In addition, during 2007 and 2006, the consolidated financial statements of the Company include its pro-rata share of the accounts of the DDJET Limited LLP Partnership, in which the company has a 5.54 percent ownership interest.  All significant inter-company accounts and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The Company’s most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of the Company’s depletion rate for natural gas and oil properties and its full cost ceiling test limitation. In addition, estimates are used in computing taxes, preparing accruals of operating costs and production revenues, asset retirement obligations and fair value of stock options and the related compensation expense. See Note 14 — Supplemental Oil and Gas Information (Unaudited) for more information relating to estimates of proved reserves. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materially from these estimates.

Business Segments

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses. Operating segments have separate financial information and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance.

Segment reporting is not applicable for the Company as each of its operating areas has similar economic characteristics and each meets the criteria for aggregation as defined in SFAS 131. All of the Company’s operations involve the exploration, development and production of natural gas and oil, and all of its operations are located in the United States. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The Company tracks only basic operational data by area, and does not maintain comprehensive financial statement information by area. The Company measures financial performance as a single enterprise and not on an area-by-area basis. Throughout the year, the Company freely allocates capital resources on a project-by-project basis across its entire asset base to maximize profitability without regard to individual areas or segments.

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

The following table reflects the depletion expense incurred from oil and gas properties during the years ended December 31, 2007 and 2006:

	2007	2006

Depletion Expense	$879,171	$361,933
Depletion expense per BOE produced	$24.41	$18.51

At December 31, 2007 and 2006, unproved oil and gas properties not subject to amortization included $7,099,601 and $6,309,169, respectively, of property acquisition, exploration and development costs that are not being amortized.  These costs will begin to be amortized when they are evaluated and proved, reserves are discovered, impairment is indicated or when the lease terms expire.  Unproved leasehold costs consist of interest in leases located in Mississippi, Oklahoma and Texas.

The following table reflects the periods when costs were incurred for unproved oil and gas properties costs:

	2004	2005	2006	2007	Total

Property acquisition costs	$309,961	$431,334	$1,725,390	$1,160,981	$3,627,666
Exploration costs	-	-	2,576,703	895,232	3,471,935

Total	$309,961	$431,334	$4,302,093	$2,056,213	$7,099,601

Unproved properties represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities.  These costs are reviewed periodically for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased.

Other Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years for office furniture and equipment and transportation and other equipment.  Additions or improvements that increase the value or extend the life of an asset are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.  Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations.  Depreciation expense for other property and equipment for the years ended December 31, 2007 and 2006 was $30,140 and $29,414, respectively.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the Company’s oil and gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

	As of December 31,
	2007	2006
Beginning asset retirement obligation	$875,077	$633,455
Liabilities incurred	5,798	76,826
Liabilities settled	(5,732)	(30,056)
Revisions in estimated cash flows	(103,721)	166,347
Accretion expense	33,433	28,505
Ending asset retirement obligation	$804,855	$875,077

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Receivables

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability.  Many of the Company’s receivables are from joint interest owners on properties of which the Company is the operator.  Thus, the Company may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.  Generally, the Company's crude oil and natural gas receivables are collected within two months.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of December 31, 2007 and 2006, the Company provided an allowance of $62,179 and $83,073, respectively, for doubtful accounts for trade receivables or joint interest owner receivables.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2007 and 2006.  The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments.  For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated.  Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.  As of December 31, 2007, the Company has included approximately $185,000 in its asset retirement obligation liability for future restoration costs on drilled properties.

Concentration of Credit Risk and Major Customers

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with major financial institutions selected based upon management’s assessment of the banks’ financial stability.  Balances regularly exceed the $100,000 federal depository insurance limit.  The Company has not experienced any losses on deposits.

Excluding the Company’s revenue from the DDJET Partnership, which is marketed by the operator of the project and comprises 33% of the Company’s 2007 revenue, 59% of its revenue was received from three customers in 2007.   During the year ended December 31, 2006, 84% of the Company’s revenue was received from three customers as follows:

	2007	2006

Customer A	$729,896	$787,839
Customer B	194,519	83,375
Customer C	161,919	160,605
DDJET	601,790	-
Others	139,540	201,139

Total	$1,827,664	$1,232,958

The Company had no other single customer that accounted for 10% or more of revenues in 2007 or 2006.  The Company believes there is a sufficient market to support its revenues in the event the Company was to lose some or all of its current customers given the nature of the high demand of its products.

The Company performs ongoing credit evaluations and generally requires no collateral from its customers or other joint interest owners.  As of December 31, 2007, 42%, 27%, and 13% of accounts receivable from oil and gas sales were from three customers.  As of December 31, 2007, 79% of accounts receivable from joint interest owners was from one joint interest owner.  No other single customer or joint interest owner accounted for more than 10% of accounts receivable revenue or accounts receivable from joint owners.

Revenue Recognition

The Company uses the entitlements method of accounting for the recognition of natural gas and oil revenues. Under this method of accounting, income is recorded based on the Company’s net revenue interest in production or nominated deliveries. The Company recognizes and records sales gross of production taxes when production is delivered to a specified pipeline point, at which time title and risk of loss are transferred to the purchaser. The Company’s arrangements for the sale of natural gas and oil are evidenced by written contracts with determinable market prices based on published indices. The Company continually reviews the creditworthiness of its purchasers in order to reasonably assure the timely collection of its receivables. Historically, the Company has experienced no material losses on receivables.

Earnings (Loss) Per Share

The Company provides basic and dilutive earnings (loss) per common share information for each year presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2007 and 2006, potential dilutive securities, assuming the Company had net income, that had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share consisted of warrants for the purchase of 1,596,234 and 63,210 common shares, respectively, and convertible preferred stock convertible into 94,218 common shares.  In addition, potential dilutive securities, assuming the Company had net income, that had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share also consisted of debt convertible into 18,378,571 common shares in 2007.

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” using the “modified prospective method” as defined by SFAS 123 (R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as stock-based compensation expense in the Company’s Consolidated Statement of Operations based on their fair values. Proforma disclosure is no longer an alternative.  Accordingly, the Company now recognizes compensation expense for all stock options.

Capitalized Interest

The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.    Interest capitalized in 2007 and 2006 was $102,625 and $120,802, respectively.

Income Taxes

The Company uses the liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Other Income

On May 5, 2006 the Company sold 1,500,000 shares of Texcom Stock for a total of $1,000,000.  The Company acquired the shares in November 2003 pursuant to a merger and a sale of a subsidiary.

Off Balance Sheet Arrangements

From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2007, the off-balance sheet arrangements and transactions that the Company has entered into include two operating lease agreements for office space. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

New Accounting Pronouncements

The following new accounting pronouncements were adopted during 2007 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for the Company for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated results of operations, cash flows or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, the Company adopted FIN 48 on January 1, 2007. The Company evaluated the impact of adopting FIN 48 and concluded that the interpretation did not have a material impact on its results of operations or financial position.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1.” In October 2006, the FASB staff issued FSP No. FAS 123-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” In August 2005, the FASB issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230-A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable GAAP. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. The guidance in this FSP was effective for the Company as of January 1, 2007. The adoption of FSP No. FAS 123(R)-5 did not have a material effect on consolidated results of operations, financial position or cash flows.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” In September 2006, the FASB issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for The Company as of January 1, 2007 and was to be applied retrospectively for all financial statements presented. The adoption of FSP No. AUG AIR-1 did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.

Pending.    The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For the Company, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. The adoption of SFAS No. 157 is not expected to materially affect the Company’s consolidated results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For the Company, SFAS No. 159 is effective as of January 1, 2008. The Company has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

SFAS No. 141R, “Business Combinations.” In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination and further requires that acquisition-related costs, except for costs to issue debt or equity securities, be expensed in the period incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and cannot be early adopted.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” In December 2007, the FASB issued SFAS No. 160 which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the effect of adopting SFAS No. 160, and cannot currently estimate the effect it will have on its consolidated results of operations, financial position or cash flows.

EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” In June 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared after December 31, 2007. The effect of adopting EITF 06-11 is not expected to be material to the Company’s consolidated results of operations, financial position or cash flows.

EITF 07-01 “Accounting for Collaborative Arrangements.” In December 2007, the FASB ratified a consensus reached by the EITF to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. An entity should report the effects of applying EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date. The Company is currently evaluating the effect of adopting EITF 07-01, but does not believe it will have a material effect on its consolidated results of operations, financial position or cash flows.

2.	Sale of Oil and Gas Properties

In November 2006, the Company sold its interests in Burleson County, Texas for proceeds of $509,015.  The transaction has been reflected in the accompanying financial statements as a reduction of capitalized oil and gas properties as required by accounting principles generally accepted in the United States of America.  Proformas are not included as this was not a producing property.

On August 20, 2007, a subsidiary of the Company assigned all rights, title and interest in the Harper wellbore for $12,500 net to the subsidiary.

3.	Agreements Regarding Interests in Oil and Gas Properties

Barnett Shale Project, 8 Counties, Texas

Effective December 15, 2006, the Company’s wholly owned subsidiary, Barnett Petrosearch LLC (“Barnett”), joined in the formation of a Partnership, DDJET Limited LLP, (“Partnership”) for the development of Barnett Shale properties in the Fort Worth Basin, Texas. Barnett owns a 5.54% interest in the Partnership along with partners, Metroplex Barnett Shale LLC (a wholly owned subsidiary of Exxon Mobil Corporation), which directs operations, and Cinco County Barnett Shale LLC, (a privately held Dallas-based company).  The decision to hold the Company’s ownership interest in the oil and gas leases and infrastructure assets of the Barnett Shale project in a partnership was to ensure the alignment of the interests of all the owners and to simplify the operations relative to the project.

The Partnership’s assets include all leases acquired to date within an 8-county contract area, under a previous agreement among affiliates of the three partners, along with associated facilities including nearly 100 miles of pipeline and options on separate pipeline rights of way. Pursuant to the Partnership agreement the Company takes its gas in-kind and is billed separately each month for its proportionate share of the leasing, drilling and completion costs as if its interest was a working interest.  ExxonMobil has agreed to market the Company’s gas for the first year of the partnership.

The Partnership Agreement provides for an initial agreed capital and cash and non-cash operating expense budget which runs through calendar 2008.  The Initial budget cannot be amended unless unanimously agreed to by the partners. As of January 1, 2007, the Company’s capital requirement through 2008 based upon Barnett’s Partnership percentage is approximately $18,300,000.  The Partnership will continue its leasing activities within the 8-county contract area, but the current oil and gas lease inventory is sufficient to support all Partnership drilling activities through the initial budget period.

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

As of December 31, 2007 and 2006, the Company has capitalized Barnett property costs of approximately $11,297,000 and $5,501,000, respectively.

In 2008, the Company executed an authorization to the general partner of the Partnership to immediately commence a sales marketing program to interested potential purchasing parties in order to fully assess the current market value of DDJET.  The Company has no obligation to sell its Partnership interest and retains all of the rights under the DDJET partnership agreement in the event of a proposed sale by the partners in which the Company chooses not to participate.

Southwest Garwood Project, Colorado County, Texas

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

In connection with Petrosearch’s exercise of the option and acquisition of these interests into its newly formed subsidiary, Garwood Petrosearch, Inc. (“Garwood”), Garwood executed an agreement with Laurus Master Fund, Ltd.  (“Laurus”) for Laurus to provide financing for the acquisition, payment of the previous working interest owner’s vendor obligations and the completion costs for the  Kallina 46#1 well (Note 6).

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

The net cost to exercise the Company’s option after the 12.5% farm-out was approximately $4,500,000.  Included in property costs as of December 31, 2007 and 2006, is approximately $6,932,000 and $5,400,000, respectively, of costs related to the Southwest Garwood Project.

North Texas/Panhandle Water Flood Project

Effective November 15, 2005, the Company entered into an agreement to purchase a 100% working interest in 1755 acres of leases in the Quinduno Field located in Roberts County, Texas from Quinduno Energy, L.L.C, (“Quinduno”).   Subsequently on November 15, 2007, the parties agreed to change the amount of shares and stock owed under the first agreement.  The agreement and subsequent agreement provided for the payment of the purchase price of $1,850,000 cash and 2,700,000 shares of unregistered common shares of the Company valued at $2,767,000.  All cash and stock due under the agreements have been paid as of December 31, 2007, other than $300,000 which was paid in January 2008.  Upon completion of the entire project, the seller will back in for a 10% working interest after Petrosearch has been repaid all capital expenditure costs plus $9.5 million.

At any time after completion of the first phase of the project, which has been completed as of December 31, 2007, should the Company, in the Company’s sole discretion, determine to terminate further operations, then the Company must offer Quinduno the Company’s interest in the leases for a purchase price equal to an internal rate of return to the Company of twenty-two and one half percent (22.5%), calculated monthly, using the closing date under the Agreement as the commencement date and, taking into account all acquisition cash, all capital expenditures, plus a sum of $7,500,000 and the net income received from the project. Quinduno will have 45 days to exercise its right of refusal to repurchase the leases, at which time, upon Quinduno's refusal to repurchase, the Company may sell the Company’s interest in the leases to a third party.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2007 and 2006:

	2007	2006
Prepaid expenses	$172,093	$244,775
Prepaid bonds	292,332	285,022
Current portion of financing costs	498,668	235,429
Other receivables	24,062	63,878
	$987,155	$829,104

5.	Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2007 and 2006:

	2007	2006

Revenue payable and operated prepayment liability	$52,141	$367,915
Accrued interest payable	914,367	169,060
Accrued liabilities for capital additions	38,530	6,531
Financing costs payable	251,125	193,050
Accrued liability for professional fees	142,599	84,778
Current portion of asset retirement obligation	128,023	-
Other accrued expenses	55,904	112,944

	$1,582,689	$934,278

6.	Long-Term Debt and Notes

At December 31, 2007, all principal payments are due within a three year period as follows:

	2008	2009	2010	Less Debt Discount	December 31, 2007 Debt Balance

Revolving Credit Facility	$2,135,000	-	-	(68,913)	$2,066,087

Secured Term Note	-	$7,127,152	-	(207,262)	$6,919,890

Convertible Debt (1)	-	-	$18,775,000	(4,860,987)	$13,914,013

Total Payments	$2,135,000	$7,127,152	$18,775,000	(5,137,162)	$22,899,990

(1) This table assumes the convertible debt is not converted into shares of common stock of the Company prior to the maturity date of the debt.

Revolving Credit Agreement

On September 29, 2005, the Company entered into an amended and restated revolving credit agreement to borrow up to $10,000,000 over a two-year period to October 1, 2007, from a private, non-public entity.  The agreement has supplemental terms that were effective on October 16, 2006 through a separate letter agreement as discussed below. Proceeds of the credit line are to be used to finance activity related to eight new prospects including costs associated with acquisitions of oil and gas leases, oil and gas drilling, reworking, production, transportation, marketing and plugging activities under the leases, and all lender charges and fees.  Advances under the amended and restated revolving credit agreement bear interest at a rate of the Wall Street Journal Prime Rate plus three percent (3%) per year.  Each advance of principal under the amended facility is treated as a separate loan and is repayable in six (6) interest only installments followed by up to twenty four (24) principal and interest installments based upon a 30-month amortization. The Company will be assessed a one quarter of one percent (.25%) standby fee on available undrawn principal each quarter.  The note matures on April 1, 2008. As of December 31, 2007, the balance outstanding under the line of credit agreement was $2,135,000, all of which is due in 2008.

The loan is collateralized by a first lien on the particular oil and gas leases acquired with the funds which had a carrying amount of approximately $2.8M as of December 31, 2007, but the Company is entitled to obtain partial releases if the ratio of proved developed and proved undeveloped reserves underlying the collateral base meets certain criteria. According to the terms of the agreement, the unused available funds under the line of credit will only be available for draw by the Company if at all times the Company’s proved developed reserves equal or exceed twenty-five percent (25%) of the outstanding principal and interest indebtedness under the agreement and if the principal balance of the note outstanding after the requested draw is less than the sum of 1) the actual costs of the oil and gas lease purchased and or funded, and 2) the sum of 75% of the Company’s proved developed reserves and 50% of the Company’s proved undeveloped reserves from all sources pledged as collateral.

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

The Company allocates the proceeds received from debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the 2006 and 2005 warrants as a debt discount was calculated at $338,500 and $88,422, respectively.  The unamortized debt discount was $68,913 and $335,395 at December 31, 2007 and 2006, respectively. The debt discount is recognized as interest expense over the period until the notes mature. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

Secured Term Note

Garwood Petrosearch, Inc. (“Garwood”), a wholly-owned subsidiary of the Company, executed a Securities Purchase Agreement and Secured Term Note with an entity to provide financing for payment of obligations related to the drilling of the Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1.   The note is for the amount of $8,300,000 and matures on November 1, 2009.  Advances under the note bear interest at Wall Street Journal Prime plus 2% with a minimum interest rate of 8% and a maximum interest rate of 15%.  Payments under the note will be paid from 90% of net production revenues beginning on the earlier to occur of (i) receipt of actual proceeds from production from the Kallina 46 #1 well and (ii) a date which is 120 days after the closing date of the transaction and require a minimum monthly payment of $87,500.  Upon any event of default, the lender would be entitled to receive 100% of the net production revenues relating to oil and gas properties of Garwood.  The note is collateralized by Garwood’s recently acquired interest in the Kallina 46 #1 well and the related Section 46 acreage which had a carrying value of approximately $6.8M as of December 31, 2007.  The note has a principal balance of $7,127,152 outstanding as of December 31, 2007 and $7,262,500 outstanding as of December 31, 2006.  The balance at December 31, 2007 reflects a reduction in the principal balance for cash held in escrow by the lender’s attorney in the amount of $135,348.  The unamortized debt discount, which is recognized as interest expense over the period until the note matures, is $207,262  as of December 31, 2007.

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

Convertible Debt Agreements

February 2007 Convertible Debt

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

The Convertible Note is collateralized by a security interest in twenty five percent of the membership interest of the Company’s wholly owned subsidiary, Exploration Holding Co., LLC, which owns one-hundred percent of Barnett Petrosearch, LLC.  Barnett Petrosearch is the subsidiary which owns a 5.54% interest in DDJET, Ltd, LLP, and participates in the Barnett Shale Project.  The collateral had a carrying value of approximately $44,000 as of December 31, 2007, which included a payable to the parent company in the amount of $2.5M.

In conjunction with issuance of the convertible debt, the company entered into a registration rights agreement which requires the Company to file a registration statement on or before April 20, 2007, which was done.  If the Company would not have filed by April 20, 2007, or if there was failure to go effective within 150 days of the filing date, it would have been subjected to liquidated damages up to $1,000,000.

The debentures meet the definition of conventional convertible debt in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company has evaluated each of the features of the debentures and concluded that none of these features constitute embedded derivatives. Specifically, the registration rights agreement does not result in derivative treatment because the damages are capped.

The Company allocated the debt proceeds to the warrants and the debt based on the relative fair value of each. In accordance with EITF 98-5 and EITF 00-27, the Company recorded a discount of $2.7 million to the convertible note for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The fair value assigned to the warrants of $2.7 million was also recorded as a debt discount.  As of December 31, 2007, the unamortized discount on the note is $3,904,281.

An additional note with similar terms in the amount of $450,000 was entered into with a third party for financing costs on February 2007 convertible debt.  The unamortized discount on this note is $189,228 as of December 31, 2007.

November 2007 Convertible Debt

On November 9, 2007, the Company executed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with thirteen accredited investors including institutional investors and high net worth individuals (the “Purchasers”) for the sale of a series of 8% Senior Secured Convertible Promissory Notes (the “Convertible Notes”) and three (3) year warrants to purchase an aggregate of 1,928,575 shares of the Company’s common stock at an exercise price of $1.50 per share (the “Warrants”) for total gross proceeds to the Company of $8,100,000 (the “Offering”).

The Convertible Notes will mature three years from the date of issuance and will accrue interest payable quarterly in arrears in cash or common stock (priced using the closing price of the last trading day of the quarter), at the Company’s option (subject to certain equity conditions), at the rate of eight percent (8%) per annum if paid in cash, or eight and one-half percent (8.5%) if paid in common stock of the Company.  At the option of the Purchasers, the Convertible Notes are convertible into shares of the Company’s common stock at a price per share of $1.05 at any time and from time to time after the original issue date.  During the term of the Convertible Notes, the Company is subject to a debt incurrence test under which the total debt of the Company, inclusive of the Convertible Notes shall not exceed 50% of the PV-10 value of the Company’s total Proved Reserves plus the fair market value of the leases and pipeline assets associated with the Barnett Shale Project.

The Convertible Note is collateralized by a security interest in five percent (5%) of the membership interest of the Company’s wholly owned subsidiary, Exploration Holding Co., LLC (“Exploration Holding”), which owns one-hundred percent (100%) of Barnett Petrosearch, LLC (“Barnett Petrosearch”).  Barnett Petrosearch owns a 5.54% interest in DDJET, Limited, LLP, and participates in the Barnett Shale Project.  The collateral interest shall stay in place until all required conditions contained in the Convertible Notes have been met, including, but not limited to (i) the Company’s common stock trades above $1.50 for a period of 10 consecutive trading days, (ii) the Purchasers have the ability to convert the Convertible Notes and (iii) the sooner of (A) three (3) months after the effective date of the Registration Statement or (B) twelve (12) months from the original issue date has passed.  The collateral for the Convertible Notes may be proportionately reduced under certain circumstances.  The collateral had a carrying value of approximately $9,000 as of December 31, 2007, which included a payable to the parent company in the amount of $505,000.

The Company may elect to redeem part or all of the outstanding Convertible Notes on or after twelve (12) months from the original issue date.

In conjunction with issuance of the convertible debt, the company entered into a registration rights agreement which requires the Company to file a registration statement on or before February 1, 2008, which was done.  If the Company, would not have filed by February 1, 2008, it would have been subjected to liquidated damages up to $750,000.

The debentures meet the definition of conventional convertible debt in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company has evaluated each of the features of the debentures and concluded that none of these features constitute embedded derivatives. Specifically, the registration rights agreement does not result in derivative treatment because the damages are capped.

The Company allocated the debt proceeds to the warrants and the debt based on the relative fair value of each. The fair value assigned to the warrants of $782,141 was recorded as a debt discount.  There was no beneficial conversion feature associated with this debt.  As of December 31, 2007, the unamortized discount on the note is $746,735.

An additional note with similar terms in the amount of $225,000 was entered into with a third party for financing costs on the November 2007 convertible debt.  The unamortized discount on this note is $20,743 as of December 31, 2007.

Trade Note Payable

Effective October 24, 2006, the Company entered into a note payable agreement with a vendor in the amount of $487,293 bearing interest at an annual rate of 11.25% and a maturity date of November 1, 2007.  The uncollateralized note had a balance outstanding of $409,819 as of December 31, 2006 which was repaid in full in 2007.

7.	Income Taxes

Through December 31, 2007, the Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2007, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $21,941,000 which expire in various tax years through 2027.  Under the provisions of Section 382 of the Internal Revenue Code, the ownership change in the Company that resulted from the recapitalization of the Company could limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and the related tax effects at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carry-forward	$7,460,112	$7,246,463
Allowance for doubtful accounts	21,140	28,245
Contribution carryover	4,480	3,515

Total deferred tax assets	7,485,732	7,278,223

Less valuation allowance	(1,768,021)	(2,416,054)

Net deferred tax asset	5,717,711	4,862,169

Deferred tax liabilities:

Book/tax basis difference in oil and Gas properties	(5,709,685)	(4,851,493)
Book/tax basis difference in property and equipment	(8,026)	(10,676)

Total deferred tax liability	(5,717,711)	(4,862,169)

Net deferred tax	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$(2,222,047)	(34.0)%	$(789,455)	(34.0)%
Non-deductible expenses and other	2,870,081	44.0	2,037	0.0
Change in valuation allowance	(648,034)	(10.0)	787,418	34.0
	$-	-%	$-	-%

As of December 31, 2007 and 2006, the Company did not have any unrecognized tax benefits.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense, but did not have any such interest or penalties during 2007 or 2006.

8.	Commitments and Contingencies

Operating Lease

The Company rents office space under long-term office leases that expire through 2010.  The future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year amount to $302,647 of which $99,989 is to be paid in 2008, $101,888 is to be paid in 2009, and $100,770 is to be paid in 2010.  Rent expense incurred under operating leases during the years ended December 31, 2007 and 2006 was $100,312 and $95,152, respectively.

Legal Proceedings

On April 11, 2007, the Company was served with a lawsuit filed against it titled Cause No. 2007-16502; D. John Ogren, R. Bradford Perry and Chester Smitherman v. Petrosearch Corporation; 133rd Judicial District Court, Harris County, Texas.  The plaintiffs are three (3) Series A Preferred shareholders who derived their original shares from Texas Commercial Resources, Inc. (“TCRI”) and became Series A Preferred shareholders of Petrosearch Energy Corporation as a result of the prior mergers.  The plaintiffs have alleged that Petrosearch Corporation (and TCRI, its predecessor) failed to pay accrued, cumulative dividends and refused to allow conversion of their Series A Preferred Stock into Common Stock.    The plaintiffs have alleged breach of contract, fraud and violation of Section 33 of the Texas Securities Act and have requested the award of actual and exemplary damages, interest and attorneys’ fees.   The lawsuit likewise requests the Court to compel the payment of accrued dividends and the examination of the Company’s books and records. The Company denies the factual allegations made in the lawsuit and intend to vigorously defend against the claims made therein.  An estimate of possible loss or range of possible loss cannot be made at this time.

The Company currently is not a party to any other material pending legal proceedings.

Employment Agreements

The employment contracts in existence with officers and key personnel include employment contracts with each of Richard Dole (Chairman, President and CEO), David Collins (Chief Financial Officer) and Wayne Beninger, (Chief Operating Officer).  These employment agreements became effective May 1, 2007.

The employment contracts with Messrs. Collins and Beninger provide for an employment term of one year and month to month thereafter, if not extended or terminated.  The employment contract with Mr. Dole provides for an employment term of two years and automatically renews for an identical term at the end of the indicated term unless the Agreement is superseded by a new agreement or unless notice of non-renewal is delivered in writing by the Company at least 60 days prior to the end of the term.  Each of the employment contracts provides for termination by the Company upon death or disability, with six month severance payments for Messrs Collins and Beninger and 12 month severance for Mr. Dole.  Each of the employment contracts permits termination by the Company for cause without severance payments.  The agreements may be voluntarily terminated by the employee at any time, with no severance payment.  Additionally, the respective employees may elect to terminate their employment contract and receive severance pay upon a material uncured breach by the Company or a change in control.  For purposes of each agreement, a change in control is defined as an acquisition of voting securities by a third party (other than directly from the Company) equivalent to forty percent of the voting control of the Company (other than a subsidiary or employee benefit plan), or accompanying a sale of all of the assets or a merger (other than involving a subsidiary).  A termination without cause while a contract is pending, other than due to a change in control, entitles the employees other than Mr. Dole to compensation of six months.  A termination without cause of Mr. Dole or non-renewal of Mr. Dole’s agreement gives rise to a severance pay obligation equal to 24 months.  Upon a termination coupled with a change in control where Mr. Dole is not offered a position for the identical salary and position, or Mr. Dole should decline an offer of employment, the severance compensation Mr. Dole will be entitled to is the sum of four years of base salary and the average of his last two year’s bonuses (if any).  Upon a termination coupled with a change in control where Messrs. Collins and Beninger are not offered a position for the identical salary, or if Messrs. Collins and/or Beninger decline an offer of employment (Messrs. Collins and/or Beninger only have the right to decline the employment and receive the severance if Mr. Dole is not offered the same salary and position, or Mr. Dole declines the offer for employment) they will be entitled to severance compensation equal to the sum of two years of base salary and the average of the last two year’s bonuses (if any).

9.	Stockholders’ Equity

The Company has the authority to issue up to 120,000,000 shares of stock, consisting of 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $1.00 per share.

Preferred Stock

The Company’s articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company’s board of directors.

As of December 31, 2007 and 2006, the Company has 1,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) authorized and 483,416 shares outstanding.  The shares have a par and stated value of $1.00 per share.  If declared by the Board of Directors, dividends are to be paid quarterly in cash or in common stock of the Company to the holders of shares of the Series A Preferred.  The shares of the Series A Preferred rank senior to the common stock both in payment of dividends and liquidation preference.  The Series A Preferred is convertible into common stock of the Company at a conversion price of $6.50 per share.  Beginning August 19, 2003, the Company had the right to redeem all or part of the shares of Series A Preferred for cash at a redemption price equal to $6.50 per share plus all accrued and unpaid dividends on the shares to be redeemed.  As of December 31, 2007, no dividends have been declared and approximately $208,673 of dividends was in arrears related to the Series A Preferred if the Company decided to declare dividends.

As of December 31, 2007 and 2006, the Company has 100,000 shares authorized and 43,000 shares issued and outstanding of Series B Convertible Preferred Stock (“Series B Preferred”).  The shares have a par and stated value of $1.00 per share.  The shares of the Series B Preferred rank senior to the common stock in liquidation preference.  The Series B Preferred is convertible into common stock of the Company at an initial conversion price of $2.14 per share at the option of the holder.  Beginning October 1, 2003, the Company had the right to redeem all or part of the shares of Series B Preferred for cash at a redemption price equal to $6.50 per share.

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

For warrants granted to employees or directors during 2007 and 2006, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Dividend yield	-0-	-0-

Expected volatility	88% - 105%	70% - 100%

Risk free interest	4.52%	3.00% - 4.79

Expected lives	3-4 years	3–5 years

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

The Company issued the following warrants in 2007 and 2006:

Pursuant to convertible debt issued in February of 2007, the Company issued 5,225,000 four year warrants to purchase common stock of the Company with an exercise price of $1.40.  The fair value assigned to the warrants of $2,667,968 was recorded as a debt discount.  The warrant holder has certain registration rights with regards to the warrant as described in the debt note (Note 6).

Pursuant to convertible debt issued in November of 2007, the Company issued 1,982,145 three year warrants to purchase common stock of the Company with an exercise price of $1.50.  The fair value assigned to the warrants of $803,867  was recorded as a debt discount.  The warrant holder has certain registration rights with regards to the warrant as described in the debt note (Note 6).

Pursuant to a private placement done in February, 2006, the Company issued 964,285 three year warrants, which were subsequently modified to four year warrants in 2007, to purchase shares of the Company’s common stock with an exercise price of $2.00 per share to the accredited investors.  In addition, the Company issued 96,429 warrants to purchase shares of the Company’s common stock to the placement agency.  The warrants issued to the placement agent are exercisable for four years, as modified in 2007, and have an exercise price of $2.00 per share.  The shares of common stock underlying the warrants have piggyback registration rights.  The fair value of the warrants of $674,084 was offset in equity as a cost of raising capital.  The fair value of the modification was also offset in equity as a cost of raising capital.

In connection with the modification of the Revolving Credit Agreement with Fortuna (Note 6), the Company modified the terms of 100,000 warrants held by Fortuna by extending the expiration date from November 1, 2007 to October 15, 2011, and by lowering the exercise price from $2.00 to $0.92 per share.  The difference in value between the new and revised warrants of $37,302 was based on the Black-Scholes Option Pricing Model and was recorded as additional debt discount with an offset to additional paid in capital.  In addition to the modification of warrants, the Company granted Fortuna 475,000 warrants at an exercise price of $0.92 for a term of five years.  The warrants are “puttable” back to Fortuna for a period of two years, commencing 180 days from issuance, at a price of $0.65 per share.  In addition, there are piggyback registration rights for the warrants upon the Company’s next registration of any securities. In compliance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the fair value of the warrants of $301,198 was recorded as a liability in the accompanying financial statements and was marked-to-market as of December 31, 2007 to $321,140 rather than additional paid in capital.  The warrants were valued by a third party using the Black-Scholes Option Pricing Formula with a put option floor.  If settlement would have occurred at December 31, 2007, the Company would have paid $308,750, which is the maximum amount the Company could be required to pay to redeem the instrument.

Pursuant to a private placement done in December, 2006, the Company issued 6,440,000 five year warrants to purchase shares of the Company’s common stock with an exercise price of $0.92 per share to the accredited investors.  The shares of common stock underlying the warrants have piggyback registration rights.  The value of the warrants of $3,359,104 was recorded in equity as a cost of raising capital.

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2007 and 2006 follows:

				Weighted	Total
				Average	Intrinsic
	Number of		Weighted	Grant	Value
	Shares		Average	Date Fair	Warrant
	Under	Exercise	Exercise	Value	Exercises
	Warrant	Price	Price	($/share)	(1)

Warrants outstanding at December 31, 2005	8,495,058	$0.98-$9.75	$3.57

Issued	8,075,714	$0.92-$2.00	$1.06	$0.54
Exercised	(178,233)	$0.98	$0.98		$84,082
Cancelled	(2,244,849)	$0.98-$1.63	$5.41

Warrants outstanding at December 31, 2006	14,147,690	$0.92-$9.75	$1.88

Issued	7,207,145	$1.40-$1.50	$1.43	$0.48
Exercised	-
Cancelled	(1,050,007)	$4.88-$9.75	$7.93

Warrants outstanding at December 31, 2007	20,304,828	$.092-$2.00	$1.41

All outstanding stock warrants are exercisable at December 31, 2007.  A summary of outstanding stock warrants at December 31, 2007 follows:

			Weighted
Number of		Remaining	Average		Weighted
Common		Contracted	Remaining		Average	Aggregate
Stock	Expiration	Life	Contractual	Exercise	Exercise	Intrinsic
Equivalents	Date	(Years)	Term (Years)	Price	Price	Value (1)
150,000	March 2008	.21		$1.95	$1.95
20,000	August 2008	.63		$1.95	$1.95
4,851,969	November 2008	.88		$0.98-$1.95	$1.93
1,060,714	February 2010	2.08		$2.00	$2.00
1,982,145	November 2010	2.88		$1.50	$1.50
5,225,000	January 2011	3.00		$1.40	$1.40
575,000	October 2011	3.79		$.92	$.92
6,440,000	December 2011	3.92		$.92	$.92
20,304,828			2.72			$350,750

(1)
The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)	The weighted average grant date fair value was determined by using the Black Scholes Option Pricing Model as described above.

The following table provides a detail of stock-based compensation incurred during the years ended December 31, 2007, and 2006:

	2007	2006
Restricted stock – Interest Expense	$574,897	$-
Restricted stock – General and Administrative	127,726	294,584
Restricted stock – Property Costs	1,677,000	-
Committed restricted stock	288,172	-
Total stock-based compensation	2,667,795	294,584
Less capitalized property costs	(1,677,000)	-
Stock compensation expense, net of amounts capitalized	$990,795	$294,584

The above table excludes common stock issued for cash, warrants issued in financing arrangements, debt discounts recorded in equity, and common stock issued for exercise of warrants.  As of December 31, 2007, total compensation cost related to nonvested awards of common stock not yet recognized is $131,250 which will vest and be recognized over three years.

10.	Related Party Transactions

During the years ended December 31, 2007 and 2006, the Company did not engage in any transactions with related parties.

11.	Earnings Per Share

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2007 and 2006:

	2007	2006

Net loss	$(6,535,432)	$(2,321,925)
Less: Preferred stock dividends	(38,673)	(38,673)

Net loss available to common stockholders (numerator)	$(6,574,105)	$(2,360,598)

Weighted average shares of common stock	39,476,379	31,253,819

Basic and diluted net loss per share	$(0.17)	$(0.08)

12.	Non-Cash Investing and Financing Activities

During the years ended December 31, 2007 and 2006, the Company engaged in various non-cash financing and investing activities as follows:

	2007	2006

Decrease in prepaid drilling for property costs	$960,674	$-

Reduction in note receivable for property costs	$-	$282,532

Issuance of common stock for acquisition of property	$1,677,000	$-

Reduction in financing costs for transfer of overriding royalty interest	$-	$46,348

Increase in accounts payable and accrued liabilities for property costs and prepaid drilling	$2,417,603	$870,080

Change in property costs associated with asset retirement obligation	$103,655	$243,172

Increase in accrued liabilities for costs of raising capital	$-	$193,050

Issuance of warrants with debt	$3,471,835	$338,500

Beneficial conversion feature on convertible debt	$2,667,968	$-

Issuance of notes payable for financing costs	$675,000	$-

Reclass of financing costs to debt discount	$306,088	$-

13.	Impairment and Sale of Oil and Gas Properties

At December 31, 2007 and 2006, the net capitalized costs of crude oil and natural gas properties included in the amortization base did not exceed the present value of the estimated reserves; as such, no write-down was recorded.

14.	Supplemental Oil and Gas Information – Unaudited

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities (`Statement 69").

Estimated Quantities of Proved Oil and Gas Reserves

Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2007.  All of the Company's reserves are located within the United States.  Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations.  Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

	Oil	Gas
Quantity of Oil and Gas Reserves	(Bbls)	(Mcf)

Total proved reserves at December 31, 2005	2,345,794	1,843,747

Extensions and discoveries	3,421	455,000
Production	(16,489)	(17,504)
Revisions to previous estimate	(575,085)	(971,834)

Total proved reserves at December 31, 2006	1,757,641	1,309,409

Extensions and discoveries	-	1,978,298
Production	(13,506)	(135,061)
Revisions to previous estimate	(12,720)	(460,436)
Sale of property	(19,091)	(9,000)

Total proved reserves at December 31, 2007	1,712,324	2,683,210

Proved developed reserves:

December 31, 2007	257,660	993,730

December 31, 2006	263,604	557,409

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of December 31, 2007 and 2006:

	2007	2006

Unevaluated properties, not subject to amortization	$7,099,601	$6,309,169
Properties subject to amortization	33,235,534	23,462,639

Total capitalized costs	40,335,135	29,771,808

Less accumulated depletion, depreciation and amortization	(3,186,191)	(2,307,020)

Net capitalized costs	37,148,944	$27,464,788

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2007 and 2006:

	2007	2006

Acquisition costs	$4,132,070	$3,884,783

Exploration and development costs	$6,208,979	$8,345,181

Development costs	$222,278	$2,687,742

Standardized Measure of Discounted Future Net Cash Flows

The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2007 and 2006:

	2007	2006

Future cash inflows	$168,883,862	$110,627,480
Future development and production costs	(59,067,028)	(50,421,345)

Future net cash inflows before income taxes	109,816,834	60,206,135
Future income taxes	(29,877,612)	(9,611,255)

Future net cash flows	79,939,222	50,594,880
10% discount factor	(39,550,071)	(25,820,824)

Standardized measure of discounted future net cash inflow	$40,389,151	$24,774,056

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2007:

Beginning of year	$24,774,056
Sales of oil and gas produced, net of production costs	(1,095,749)
Net changes in prices and production costs	22,552,380
Extensions, discoveries, and improved recovery, less related costs	2,180,055
Sale of property	(373,056)
Development costs incurred during the period	4,460,811
Revisions of estimated development costs	(3,553,848)
Revisions of previous quantity estimates	(1,677,813)
Accretion of discount	2,477,406
Net change in income taxes	(9,355,091)
$40,389,151

Total standardized measure of discounted future net cash inflow increased to $40,389,151 as of December 31, 2007 from $24,774,056 as of December 31, 2006.  The primary reason for the increase in discounted future cash flows is the increase in oil prices as of December 31, 2007 as compared to December 31, 2006.

Standardized Measure of Discounted Future Net Cash Flows

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

14.	Subsequent Events

With regards to the North Texas/Panhandle Water Flood Project, in January, 2008, the Company signed an agreement with Complete Production Services Inc. (“CPS”), an international oilfield service company which provides that CPS, at its sole expense, will design and construct a water treatment facility no later than 90 days from the effective date of the agreement that will be capable of treating all of the project’s production water up to a maximum of 10,000 bbls per day and likewise treat and provide to the project a minimum of 5,000 bbls per day of  production water from third party sources.  The Company, in turn, has committed to be capable of injecting not less than 2,000 bbls of treated water per day derived from third party production water within 30 days after the facility is opened, and have further committed to be capable of injecting not less than 5,000 bbls of treated water per day derived from third party production water within 180 days after the facility opens, in addition to re-injecting its own treated production water from the oil and gas lease it operates.  The Company will be required to pay a scaled management fee to CPS commencing on the date the facility opens on the basis of the volume of treated and re-injected water derived from the Company’s production.  The Company is currently applying to regulatory agencies to add more wells to the existing flood permit, as required under the agreement, to ensure its ability to inject the volumes that CPS will make available.  At present, the Company is in several negotiations with potential industry venture partners to allow for the commencement of the flood to begin as soon as possible.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2008.

PETROSEARCH ENERGY CORPORATION

By /s/ Richard D. Dole
Richard D. Dole
President and Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Form 10-KSB has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date

By /s/ Richard D. Dole	President, Chief Executive Officer	March 21, 2008
Richard D. Dole	and Chairman of the Board

By /s/ David J. Collins	Chief Financial Officer, Chief Accounting Officer	March 21, 2008
David J. Collins	and Principal Financial Officer

By /s/ Gerald Agranoff	Director	March 21, 2008
Gerald Agranoff

By /s/ Richard Majeres	Director	March 21, 2008
Richard Majeres