Form 10-Q
period 2008-03-31
PETROSEARCH ENERGY CORP
filed 2008-05-15
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(713) 961-9337
 (Issuer’s telephone number)

Indicate by check mark whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  41,741,186 shares of $0.001 par value common stock outstanding as of May 7, 2008

PETROSEARCH ENERGY CORPORATION

FORM 10-Q
For The Quarter Ended March 31, 2008

Index

ITEM 1.	FINANCIAL STATEMENTS

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

ASSETS	March 31, 2008 (Unaudited)	December 31, 2007 (See note)

Current assets:
Cash	$5,216,689	$8,033,611
Accounts receivable:
Joint owners-billed, net of allowance of $62,179 at March 31, 2008 and December 31, 2007	201,022	203,671
Joint owners-unbilled	4,610	3,568
Oil and gas production sales	223,628	319,926
Prepaid expenses and other current assets	960,083	987,155
Total current assets	6,606,032	9,547,931

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	28,285,808	33,235,534
Properties not subject to amortization	7,910,670	7,099,601
Other property and equipment	153,031	153,031
Total	36,349,509	40,488,166
Less accumulated depreciation, depletion and amortization	(3,358,567)	(3,266,658)
Total property and equipment, net	32,990,942	37,221,508

Prepaid oil and gas costs	51,580	1,432,906
Oil and Gas Properties pledged as collateral - Kallina	6,801,460	-

Other assets	717,918	834,287

Total assets	$47,167,932	$49,036,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,601,893	$2,066,087
Accounts payable	375,547	960,020
Accrued liabilities for Barnett property costs	2,743,786	2,379,073
Accrued liabilities	1,551,017	1,582,689
Warrant liability	252,429	321,140
Total current liabilities	6,524,672	7,309,009

Long-term debt – Kallina	6,947,651	6,919,890
Convertible debt	14,366,580	13,914,013
Other long-term obligations	731,443	699,914
Total liabilities	28,570,346	28,842,826

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized; 483,416 shares issued and outstanding at March 31, 2008 and December 31, 2007	483,416	483,416
Series B convertible preferred stock, 100,000 shares authorized; 43,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 41,238,926 and 40,941,841 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	41,239	40,941
Additional paid-in capital	33,484,462	33,196,588
Un-issued common stock	582,876	288,172
Deferred compensation	(157,813)	-
Accumulated deficit	(15,879,594)	(13,858,311)
Total stockholders' equity	18,597,586	20,193,806

Total liabilities and stockholders' equity	$47,167,932	$49,036,632

Note:  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes to unaudited condensed consolidated financial statements.

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
	2008	2007

Oil and gas production revenues	$554,433	$362,976

Operating costs and expenses:
Lease operating and production taxes	329,417	77,293
Depreciation, depletion and amortization	260,958	178,647
General and administrative	747,240	739,090

Total costs and expenses	1,337,615	995,030

Operating loss	(783,182)	(632,054)

Other income (expense):
Interest income	56,425	62,778
Interest expense	(681,862)	(434,800)
Amortization of financing costs and debt discount	(681,375)	(326,387)
Change in value of warrant liability	68,711	(271,942)

Total other income (expense)	(1,238,101)	(970,351)

Net loss	$(2,021,283)	$(1,602,405)

Basic and diluted net loss per common share	$(0.05)	$(0.04)

Weighted average common shares	41,229,401	38,729,888

See accompanying notes to unaudited condensed
consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008

			Series A		Series B		Additional	Unissued			Total Stock
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Deferred	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Equity
Balance at December 31, 2007	40,941,841	$40,941	483,416	$483,416	43,000	$43,000	$33,196,588	$288,172	$-	$(13,858,311)	$20,193,806
Issuance of common stock committed	297,085	298					287,874	(288,172)			-
Common stock committed for board and employee compensation								181,250	(181,250)		-
Common stock committed for interest expense								401,626			401,626
Amortization of deferred compensation									23,437		23,437
Net loss										(2,021,283)	(2,021,283)
Balance at March 31, 2008	41,238,926	$41,239	483,416	$483,416	43,000	$43,000	$33,484,462	$582,876	$(157,813)	$(15,879,594)	$18,597,586

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,021,283)	$(1,602,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization expense	260,958	178,647
Stock-based compensation and interest expense	425,063	259,134
Amortization of deferred rent	(2,209)	(1,227)
Amortization of debt discount and beneficial conversion feature	548,634	279,581
Amortization of financing costs	132,741	46,726
Accretion of asset retirement obligation	8,404	8,607
Change in value of warrant liability	(68,711)	271,942
Changes in operating assets and liabilities:
Accounts receivable	97,905	81,884
Prepaid expenses and other assets	10,700	(333,342)
Accounts payable and accrued liabilities	(380,467)	(456,587)
Trade note payable	-	(118,955)

Net cash used in operating activities	(988,265)	(1,385,995)

Cash flows from investing activities:
Capital expenditures, including purchases and development of properties	(1,296,157)	(1,256,630)

Net cash used in investing activities	(1,296,157)	(1,256,630)

Cash flows from financing activities:
Proceeds from convertible debt	-	10,000,000
Repayment of notes payable	(532,500)	(532,500)

Net cash used or provided by financing activities	(532,500)	9,467,500

Net increase (decrease) in cash and cash equivalents	(2,816,922)	6,824,875

Cash and cash equivalents at beginning of period	8,033,611	3,715,618

Cash and cash equivalents at end of period	$5,216,689	$10,540,493

Supplemental disclosures of cash flow information:
Interest paid	$77,990	$132,680

Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Petrosearch Energy Corporation (the “Company”) for the year ended December 31, 2007.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

3.	New Accounting Pronouncements

The following new accounting pronouncements have been adopted in the first quarter of 2008:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For the Company, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. The adoption of SFAS No. 157 did not materially affect the Company’s consolidated results of operations, financial position or cash flows.

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements for the Company. We do not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on our consolidated financial statements. However, the Company will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

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

Index

EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” In June 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared after December 31, 2007. The effect of adopting EITF 06-11 on January 1, 2008 was not materially to the Company’s consolidated results of operations, financial position or cash flows.

4.	Stock Warrants

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

The Company accounts for its stock warrant activity under the guidance provided by Statement of Financial Accounting Standards No, 123R (“SFAS 123(R)”).  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock warrants, to be recognized as stock-based compensation expense in the Company’s Consolidated Statements of Operations based on their fair values.  For purposes of determining compensation expense associated with stock warrants, the fair value of the Company’s stock was determined based upon the Black-Scholes option pricing model.

During the first quarter of 2008, no warrants were issued.  For warrants granted during the first quarter of 2007, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

2007
Dividend yield	-0-
Expected volatility	105%
Risk free interest	4.52%
Expected lives	4 years

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

Index

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2008 follows:

				Weighted	Total
				Average	Intrinsic
	Number of		Weighted	Grant	Value
	Shares		Average	Date Fair	Warrant
	Under	Exercise	Exercise	Value	Exercises(1)
	Warrant	Price	Price	($/share)(2)

Warrants outstanding at December 31, 2007	20,304,828	$.92-$2.00	$1.41

Issued	-
Exercised	-
Expired	(150,000)	$1.95	$1.95

Warrants outstanding at March 31, 2008	20,154,828	$.92-$2.00	$1.40

All outstanding stock warrants are exercisable and fully vested at March 31, 2008.  A summary of outstanding stock warrants at March 31, 2008 follows:

			Weighted
Number of		Remaining	Average		Weighted
Common		Contracted	Remaining		Average	Aggregate
Stock	Expiration	Life	Contractual	Exercise	Exercise	Intrinsic
Equivalents	Date	(Years)	Term (Years)	Price	Price	Value (1)
20,000	August 2008	.38		$1.95	$1.95
4,851,969	November 2008	.63		$0.98-$1.95	$1.93
1,060,714	February 2010	1.83		$2.00	$2.00
1,982,145	November 2010	2.63		$1.50	$1.50
5,225,000	January 2011	2.75		$1.40	$1.40
575,000	October 2011	3.54		$.92	$.92
6,440,000	December 2011	3.67		$.92	$.92
20,154,828			2.49			$-0	-

(1)
The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)	The weighted average grant date fair value is determined by using the Black Scholes Option Pricing Model as described above.

The following table provides a detail of stock-based compensation incurred during the three months ended March 31, 2008, and 2007:

	2008	2007
Restricted stock – General and Administrative	$-	$82,726
Restricted stock – Property Costs	-	-
Committed restricted stock - Interest	401,626	131,408
Committed restricted stock – General and Administrative	181,250	45,000
Total stock-based compensation	582,876	259,134
Less amounts capitalized	(157,813)	(88,750)
Stock compensation expense, net of amounts capitalized	$425,063	$170,384

Amounts capitalized in 2008 and 2007 are for prepaid expenses or unamortized deferred compensation.  The above table excludes common stock issued for cash, warrants issued in financing arrangements, debt discounts recorded in equity, and common stock issued for exercise of warrants.

5.	Related Party Transactions

During the three months ended March 31, 2008 there were no related party transactions.

Index

6.	Non-Cash Investing and Financing Activities

During the three months ended March 31, 2008 and 2007, the Company engaged in non-cash financing and investing activities as follows:

	Three Months Ended
	March 31,
	2008	2007
Reduction of prepaid drilling for development of oil and gas Properties	$1,668,979	-

Increase in accounts payable and accrued liabilities for property costs and prepaid drilling costs	$326,183	$841,605

Change in property costs associated with asset retirement obligation	$25,808	-

Beneficial conversion feature on convertible debt	-	$2,667,968

Issuance of warrants with debt	-	$2,667,968

Issuance of convertible debt for financing costs	-	$450,000

7.	Earnings Per Share

The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$(2,021,283)	$(1,602,405)
Less: Preferred stock dividends (1)	(9,668)	(9,668)

Net income (loss) available to common stockholders	$(2,030,951)	$(1,612,073)

Weighted average shares of common stock	41,229,401	38,729,888

Basic and diluted net income (loss) per share	$(0.05)	$(0.04)

(1) Dividends are undeclared

For the three month periods ended March 31, 2008 and March 31, 2007 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  For the three months ended March 31, 2008, these securities included preferred stock convertible into 94,418 common shares and debt convertible into 18,378,571 common shares.  For the three months ended March 31, 2007, these securities included in-the-money warrants for the purchase of 1,513,922 common shares, preferred stock convertible into 94,418 common shares, and debt convertible into 10,450,000 shares.

Index

8.	Legal Proceedings

On April 11, 2007, the Company was served with a lawsuit filed against it titled Cause No. 2007-16502; D. John Ogren, R. Bradford Perry and Chester Smitherman v. Petrosearch Corporation; 133rd Judicial District Court, Harris County, Texas.  The plaintiffs are three (3) Series A Preferred shareholders who derived their original shares from Texas Commercial Resources, Inc. (“TCRI”) and became Series A Preferred shareholders of Petrosearch Energy Corporation as a result of the prior mergers.  The plaintiffs have alleged that Petrosearch Corporation (and TCRI, its predecessor) failed to pay accrued, cumulative dividends and refused to allow conversion of their Series A Preferred Stock into Common Stock.    The plaintiffs have alleged breach of contract, fraud and violation of Section 33 of the Texas Securities Act and have requested the award of actual and exemplary damages, interest and attorneys’ fees.   The lawsuit likewise requests the Court to compel the payment of accrued dividends and the examination of the Company’s books and records. The Company denies the factual allegations made in the lawsuit and intend to vigorously defend against the claims made therein.  An estimate of possible loss or range of possible loss cannot be made at this time.  The Company is in the process of discovery in the lawsuit at this time.

The Company currently is not a party to any other material pending legal proceedings.

9.	Fair Value Measurements

As described in Note 3, the Company adopted FAS 157 on January 1, 2008.  FAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2008, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$252,429	—	$252,429	—

Index

10.	Subsequent Events

Project Financing

In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  The November 2006 financing was specifically recourse to the Kallina 46#1 well and the associated lease acreage only.  The debt related to the Laurus financing will be extinguished on the financial statements of the Company in May, 2008 as well as any interest that was charged in relation to the Note will be derecognized in that same period.  Including interest, the estimated gain on extinguishment of this debt is approximately $1 million which will be recorded in the second quarter of 2008 as ordinary income.   It was decided in April 2006 that the Kallina 46#1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned.

As part of this transaction, the Company has conveyed their interest in the Kallina 46#1 well and the associated lease acreage to a third party along with the Company’s interest in the Pintail #1 well, Pintail Flats #1 well and the associated acreage of Pintail and Pintail Flats.  The Company has also transferred operatorship of all the existing and future wells in this SW Garwood Prospect to the third party. In exchange for the conveyance of the wells and acreage and the transfer of operatorship, the Company received nominal cash consideration, as well as the third party has assumed the liability of plugging the Kallina 46#1 well.

Revolving Credit Agreement

As of April 1, 2008 the revolving credit facility with Fortuna Energy, LP became due and a payment of $1,602,500 was paid in full to Fortuna.  As per the revolving credit agreement, as part of being paid back in full, Fortuna Energy returned to the Company all of the overriding royalties issued to Fortuna Energy.  The main override relates to a 2% override in the Company’s North Dakota, Gruman project.

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

OVERVIEW – CORPORATE STRATEGY

We believe we have been successful over the past two years with our plan of improving the quality of our portfolio of oil and gas assets, as well as putting financings together to enable us to develop these assets.  We have high graded our portfolio of projects, acquired assets that have multiple years of growth potential and have secured effective financings to continue to develop these projects.  Our inventory of assets allows for us to effectively align our financing needs with the capital needs of the project, therefore, allowing us to efficiently manage the amount and timing of our capital expenditures.  Our two main assets are resource plays, which will allow us to re-invest our capital into our projects to enhance the rates of return, revenue growth and reserve growth.  We have also completed the disposition of non-core assets that did not meet our risk/reward parameters.  We believe the continued execution of this plan will enable us to continue to focus on the development of our high quality properties into 2008.  Management believes the development of our core assets should have a significant impact on our production, revenues and cash flows in the future.

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

Index

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

In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  The November 2006 financing was specifically recourse to the Kallina 46#1 well and the associated lease acreage only.  The debt related to the Laurus financing will be extinguished on the financial statements of the Company in May, 2008 as well as any interest that was charged in relation to the Note will be reversed in that same period.   It was decided in April 2006 that the Kallina 46#1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned.

As part of this transaction, the Company has conveyed their interest in the Kallina 46#1 well and the associated lease acreage to a third party along with the Company’s interest in the Pintail #1 well, Pintail Flats #1 well and the associated acreage of Pintail and Pintail Flats.  Also as a part of this transaction, the Company has transferred operatorship of all the existing and future wells in this SW Garwood Prospect to the third party. In exchange for the conveyance of the wells and acreage and the transfer of operatorship, the Company received nominal cash consideration as well as the third party has assumed the liability of plugging the Kallina 46#1 well.

Index

Revolving Credit Agreement

On October 16, 2006, we amended our existing revolving credit facility with Fortuna Energy, LP.   The principal available under the revolving borrowing base remained $10,000,000.  Under the terms of the transaction, Fortuna advanced us $780,000 for the purpose of paying amounts due for the Barnett Shale Project.  As part of the financing, we provided Fortuna additional collateral.  In addition, we agreed to issue to Fortuna 475,000 five year warrants with a strike price of $0.92 per share.  The Warrants contain a “put” provision which allows Fortuna to “put” the warrants to the Company at a price of $0.65 per share for two (2) years, which “put” period shall commence 180 days after issuance. Additionally, as part of the transaction, we agreed to issue 100,000 new warrants, which expire 5 years from the date of issue, at a price of $0.92 per share to replace 100,000 warrants previously issued to Fortuna at a price of $2.00 per share, which were previously set to expire on November 1, 2007.
As of April 1, 2008 the revolving credit facility became due and a payment of $1,602,500 was paid in full to Fortuna Energy.  As per the revolving credit agreement, as part of being paid back in full, Fortuna Energy returned to the Company all of the overriding royalties issued to Fortuna Energy.  The main override relates to a 2% override in the Company’s North Dakota, Gruman project.

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

The Partnership’s assets include all leases acquired to-date within an 8-county contract area, comprising approximately 2 million acres that was established under a previous agreement among affiliates of the three partners. Partnership assets also include associated facilities that include nearly 100 miles of pipeline and an option on a separate pipeline right-of-way. Approximately 35 miles of gas pipeline facilities have been completed and are operational. We believe our ownership of these pipeline assets is a strategic advantage in this urban area.  .

As of May 7, 2008, 14 Partnership wells (seven in Ellis County and seven in Tarrant County) have been completed and are selling gas through the Partnership-owned pipeline. The cumulative production rate of these 14 completed wells continues to meet our expectations.  An additional well, in Tarrant County, has been drilled and awaiting completion; and one well, also in Tarrant County is being drilled.  As of December 31, 2007 our independent reserve engineers, Cawley, Gillespie and Associates, Inc. estimated our net share of proved natural gas reserves at 1.9 Bcfe (Only includes 9 producing wells at that time).

On February 29, 2008 we announced that we executed an authorization for the general partner of the Partnership to immediately commence a sales marketing program to interested potential purchasing parties in order to fully assess the current market value of the Partnership.  We have no obligation to sell our Partnership interest and retain all of our rights under the Partnership agreement in the event of a proposed sale by the partners in which the Company chooses not to participate. We continue to have one drilling rig running in the Barnett Shale and continue to acquire strategic leasehold acreage in the area of interest.

Index

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

One infill well has been drilled to date. We have an ongoing program to enter each of the 19 old wells that have not been plugged. So far, we have entered nine of these older wells to determine their mechanical status and establish potential productivity or injectivity. Two of these wells have been equipped and are now capable of producing and two more have been converted for water injection. Further, the first of the plugged wells is in the process of being re-entered and also is expected to be converted for water injection. We have prepared a detailed study and development plan for the field. As of December 31, 2007, our independent engineers, Ryder Scott, estimated our net share of proved oil reserves extractable by water flood at 1.5 million barrels of oil equivalent.  Slightly deeper than the water flood zone, the Moore County Limestone formation has undrilled exploration potential that may be tested in a future well.

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

We have recently commenced the first phase of the water flood project which entails the conversion to water injection of four existing wells.  These conversions will allow us to begin enhanced oil recovery and to satisfy our water injection obligations pursuant to the agreement signed with the international oilfield service company that is constructing the water treatment and supply facility on our lease.  That agreement requires us to be capable of injecting 2,000 barrels of treated water within 30 days of the water treatment facility being completed.  The facility is nearing completion.

Index

SW Garwood, Colorado County, Texas – In May 2008 (as discussed herein) we have conveyed our interest in the three drilled wells and the associated acreage in this SW Garwood prospect to a third party.  As a part of that transaction, we also transferred operatorship of all the existing and future wells in this SW Garwood prospect to that third party. In exchange for the conveyance of the wells and acreage and the transfer of operatorship, the Company received nominal cash consideration as well as the third party’s assumption of the liability of plugging the Kallina 46#1 well.

The Wilcox Trend, SW Garwood field had three wells drilled.  The initial well on this prospect, the Pintail #1, completed in the Upper Wilcox in December 2004, paid out in April of 2006.  As of payout and until the time of conveyance, we had participated in the production from the well with a 16% working interest.  The second well, the Pintail Flats #1, was completed and fracture stimulated in May, 2005 from 15,950 feet to 16,010 feet in the Lower Wilcox.  We have a 16% working interest in the well after payout.  The Pintail Flats well had not reached payout as of the time of the conveyance.  The third well, the Kallina 46 #1 reached its targeted depth of 16,230 feet on August 6, 2006. We have attempted production from several sands in the lower and middle Wilcox formations without achieving commercial rates.  The decision has been made to plug and abandon the well.  The third party to which the well was conveyed will be responsible for the plugging of the Kallina well.

OTHER PROJECT AREAS:

Gruman Prospect, Stark County, North Dakota - On March 28, 2006, we spudded the Gruman 18-3 well intended to be either an increased density well if it proved to be up dip of the Gruman 18-1 producing well or a water injection well if it was down dip. The well reached total depth of 9,890 feet on April 14, 2006, and was completed as an injection well.  In October 2006, we undertook certain remedial work on the Gruman 18-1 which has improved the production on the well. The well is currently producing approximately 55 bopd and 15 Mcfpd.  We continue to assess the positive impact on the long term production.

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

Mississippi Tuscaloosa Prospects -- We have identified five Tuscaloosa oil prospects in the Mississippi Inland Salt Basin, in Yazoo County, comprising a maximum of 2,295 acres and up to 18 potential drilling locations.  We are in discussions with a potential industry partner to co-develop these prospects with us.   Once a joint venture is established, we plan to initially drill 8 locations, ranging from 6,150 feet to 7,500 feet in depth. Approximately 55% of the entire prospect acreage has been leased. We currently own 100% of the prospect; however, we are in the final review of a draft of a farm out agreement with an industry partner.

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

Index

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues

Consolidated oil and gas production revenue for the three months ended March 31, 2008 was $554,433 versus $362,976 for the three months ended March 31, 2007.  This represented a 53% increase in revenue in the first quarter of 2008 over the first quarter of 2007.  As expected, this increase is the result of $327,797 of revenue from the 14 producing wells in the Barnett Shale.  During the first quarter of 2007, only 2 Barnett Shale wells were producing $49,916 of revenue.  The effects of this increase were partially offset by a decline in revenue from our Gruman North Dakota well of approximately $29,000 or 16% and a decline in revenue of approximately $51,000 from one of our SW Garwood properties due to a required recompletion during the first quarter of 2008.  The Gruman well continued to have pump and motor assembly issues which caused the need for the motor assembly to be pulled out of the well twice in the first quarter to be worked on, resulting in 42 days where the well was not producing in that period.  We are currently in the process of redesigning the pump and motor assembly in an attempt to stabilize the production of the well.

See below for revenue detail from the first quarter of 2008 compared to the first quarter of 2007.

	2008	% of	2007	% of
	1st Qtr	Total	1st Qtr	Total

Barnett Shale	$327,797	59%	$49,916	14%
Gruman - North Dakota	151,292	27%	180,088	50%
SW Garwood	14,584	3%	65,380	18%
Panhandle - Water Flood	1,140	0%	4,245	1%
Oklahoma	48,571	9%	34,727	10%
Other	11,049	2%	28,620	8%
Total	$554,433	100%	$362,976	100%

Lease Operating and Production Tax Expense

Lease operating and production tax expenses for the quarters ended March 31, 2008 and 2007 were $329,417 and $77,293, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Lease operating expenses increased significantly due to 12 additional Barnett Shale wells coming on-line since the first quarter of 2007.  In addition, repair and maintenance type work was required on the Pintail and Gruman wells in the first quarter of 2008 causing total lease operating expenses for these two wells to increase by approximately $104,000.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the quarters ended March 31, 2008 and 2007, were $260,958 and $178,647, respectively.  The significant increase is mainly due to a significant increase in the amortizable costs at March 31, 2008 as compared to the same period in 2007 as well as an increase in production.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the first quarter of 2008 was significantly higher than the depletion for the same period in 2007.

General and Administrative Expenses

General and administrative expenses for the quarters ended March 31, 2008 and 2007, were $747,240 and $739,090, respectively.  Although in total general and administrative expense was consistent from quarter to quarter, legal expenses and personnel costs were significantly different between the two quarters.  Personnel costs decreased approximately $98,000 due to bonuses in the first quarter of 2007 that did not occur in the first quarter of 2008.  On the other hand, legal expenses increased approximately $147,000 due to ongoing litigation in 2008.  A summary listing of general and administrative expenses is provided below.

Index

	1st Quarter	1st Quarter
	2008	2007

Personnel Costs	$298,485	$396,585
Travel, Meals, and Entertainment	7,941	11,337
Corporate Expenses	57,768	64,095
Accounting, Legal, and Professional Fees	274,551	117,246
Third Party Consultants and Contractors	41,115	77,460
Office Expenses	58,239	57,387
Other	9,141	14,980

Total General and Administrative	$747,240	$739,090

Net Operating Loss

We generated a net operating loss of $(783,182) or $(0.02) per share, for the quarter ended March 31, 2008, compared to a net operating loss of $(632,054) or $(0.02) per share, for the quarter ended March 31, 2007.  The $(151,128) variance is related mainly to an increase in lease operating expense that was not offset totally by the increase in revenue and an increase in DD&A expense.

Other Income (Expense)

The $267,750 increase from $970,351 in Other Expense for the quarter ended March 31, 2007 to $1,238,101 in Other Expense for the quarter ended March 31, 2008 is due to a significant increase in interest expense and amortization of debt discount related to 1) the $10 million Convertible note issued in February of 2007, and 2) the $8.1 million convertible notes issued in November of 2007.  The increase in interest expense and debt discount was partially offset by a change in the value of the warrant liability from a decrease in the Company’s stock price which resulted in $68,711 of income in the quarter ended March 31, 2008 compared to expense of $271,942 in the quarter ended March 31, 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended March 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Petrosearch Energy Corporation’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008.

Index

Changes in internal controls

There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II--OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008 we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe each person was knowledgeable about our operations and financial condition.

On January 4, 2008 we issued 297,086 restricted common shares valued at $288,172 to 12 of our convertible note holders for payment of quarterly interest relating to the fourth quarter of 2007

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

Date:  May 15, 2008

By:	/s/ Richard Dole
Richard Dole
Chief Executive Officer, President and Chairman

By:	/s/ David Collins
David Collins
Chief Financial Officer, Chief Accounting Officer
and Principal Financial Officer