Form 10-Q
period 2008-06-30
PETROSEARCH ENERGY CORP
filed 2008-08-06
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  41,770,779 shares of $0.001 par value common stock outstanding as of August 1, 2008

PETROSEARCH ENERGY CORPORATION

FORM 10-Q
For The Quarter Ended June 30, 2008

Index

ITEM 1.	FINANCIAL STATEMENTS
PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007 (See note)

Current assets:
Cash	$4,653,792	$8,033,611
Accounts receivable:
Joint owners-billed, net of allowance of $62,179 at June 30, 2008 and December 31, 2007	166,067	203,671
Joint owners-unbilled	-	3,568
Oil and gas production sales	238,192	319,926
Receivable from sale of Barnett Shale interest	30,729,007	-
Prepaid expenses and other current assets	794,715	987,155
Total current assets	36,581,773	9,547,931

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	22,621,216	33,235,534
Properties not subject to amortization	410,591	7,099,601
Other property and equipment	153,031	153,031
Total	23,184,838	40,488,166
Less accumulated depreciation, depletion and amortization	(3,306,217)	(3,266,658)
Total property and equipment, net	19,878,621	37,221,508

Prepaid oil and gas costs	-	1,432,906

Other assets	614,540	834,287

Total assets	$57,074,934	$49,036,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$-	$2,066,087
Accounts payable	1,159,071	960,020
Accrued liabilities for Barnett property costs	-	2,379,073
Accrued liabilities	226,688	1,582,689
Warrant liability	149,150	321,140
Total current liabilities	1,534,909	7,309,009

Long-term debt – Kallina	-	6,919,890
Convertible debt	14,843,455	13,914,013
Other long-term obligations	676,724	699,914
Deferred tax liability	2,930,120	-
Total liabilities	19,985,208	28,842,826

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized;285,786 and 483,416 shares issued and outstanding at June 30, 2008and December 31, 2007, respectively	285,786	483,416
Series B convertible preferred stock, 100,000 shares authorized;43,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 41,770,779 and 40,941,841 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	41,770	40,941
Additional paid-in capital	34,076,059	33,196,588
Un-issued common stock	181,250	288,172
Deferred compensation	(134,375)	-
Retained earnings (accumulated deficit)	2,596,236	(13,858,311)
Total stockholders' equity	37,089,726	20,193,806

Total liabilities and stockholders' equity	$57,074,934	$49,036,632

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

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and  six months ended June 30, 2008 and 2007

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Oil and gas production revenues	$545,465	$373,544	$1,099,898	$736,520

Operating costs and expenses:
Lease operating and production taxes	220,405	265,598	549,822	342,891
Depreciation, depletion and amortization	203,265	194,142	464,223	372,789
General and administrative	568,657	701,382	1,315,897	1,440,472

Total costs and expenses	992,327	1,161,122	2,329,942	2,156,152

Operating loss	(446,862)	(787,578)	(1,230,044)	(1,419,632)

Other income (expense):
Interest income	12,468	94,665	68,893	157,443
Interest expense	(575,990)	(464,220)	(1,257,852)	(899,020)
Amortization of financing costs and debt discount	(598,950)	(540,432)	(1,280,325)	(866,819)
Change in value of warrant liability	103,279	67,331	171,990	(204,611)
Gain on sale of Barnett	21,814,753	-	21,814,753	-
Gain on extinguishment of debt	1,097,252	-	1,097,252	-

Total other income (expense)	21,852,812	(842,656)	20,614,711	(1,813,007)

Income (loss) before provision for income taxes	21,405,950	(1,630,234)	19,384,667	(3,232,639)

Deferred tax (expense)/benefit	(2,930,120)	-	(2,930,120)	-

Net Income (Loss)	$18,475,830	$(1,630,234)	$16,454,547	$(3,232,639)

Basic and diluted net income (loss) per common share	$.44	$(0.04)	$.40	$(0.08)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008

			Series A		Series B		Additional	Unissued			Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Deferred	Retained	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Earnings	Equity
Balance at December 31, 2007	40,941,841	$40,941	483,416	$483,416	43,000	$43,000	$33,196,588	$288,172	$-	$(13,858,311)	$20,193,806
Issuance of common stock committed	297,085	298					287,874	(288,172)			-
Common stock committed for board and employee compensation								181,250	(181,250)		-
Common stock issued for interest expense	501,448	501					401,125				401,626
Conversion of preferred stock to common stock	30,405	30	(197,630)	(197,630)			197,600				-
Additional costs of raising capital							(7,128)				(7,128)
Amortization of deferred compensation									46,875		46,875
Net income										16,454,547	16,454,547
Balance at June 30, 2008	41,770,779	$41,770	285,786	$285,786	43,000	$43,000	$34,076,059	$181,250	$(134,375)	$2,596,236	$37,089,726

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$16,454,547	$(3,232,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization expense	464,223	372,789
Stock-based compensation and interest expense	401,626	473,089
Amortization of deferred rent	(4,419)	(2,454)
Amortization of deferred compensation	46,875	-
Amortization of debt discount and beneficial conversion feature	1,037,224	697,877
Amortization of financing costs	243,101	168,942
Accretion of asset retirement obligation	16,191	17,928
Change in value of warrant liability	(171,990)	204,611
Gain on sale of Barnett Shale	(21,814,753)	-
Gain on extinguishment of debt	(1,097,252)	-
Deferred tax expense	2,930,120	-
Changes in operating assets and liabilities:
Accounts receivable	122,906	81,826
Prepaid expenses and other assets	42,189	(245,928)
Accounts payable and accrued liabilities	(255,709)	(754,369)
Trade note payable	-	(241,289)

Net cash used in operating activities	(1,585,121)	(2,459,617)

Cash flows from investing activities:
Capital expenditures, including purchases and development of properties	(1,452,570)	(4,000,099)
Proceeds from sale of Barnett Shale	1,800,000	-

Net cash provided by (used in) investing activities	347,430	(4,000,099)

Cash flows from financing activities:
Additional costs of raising capital	(7,128)	-
Proceeds from convertible debt	-	10,000,000
Repayment of notes payable	(2,135,000)	(1,065,000)

Net cash provided by (used in) financing activities	(2,142,128)	8,935,000

Net increase (decrease) in cash and cash equivalents	(3,379,819)	2,475,284

Cash and cash equivalents at beginning of period	8,033,611	3,715,618

Cash and cash equivalents at end of period	$4,653,792	$6,190,902

Supplemental disclosures of cash flow information:
Interest paid	$90,179	$239,680

Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Petrosearch Energy Corporation (the “Company”) for the year ended December 31, 2007.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

The difference between the 35% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to the following: 1) utilization of net operating loss carry-forwards, 2) changes in the valuation allowance for the Company’s deferred tax assets, 3) current year differences in depreciation for tax and book, and 4) percentage depletion carryforward for tax purposes which is not allowed for book purposes.

3.	New Accounting Pronouncements

The following new accounting pronouncements have been issued in the second quarter of 2008 and will be adopted by the Company on January 1, 2009 or earlier if required:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing SFAS No. 162 and do not expect that this Statement will result in a change in current practice.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP No. FAS 142-3. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”, or FASB No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 “Business Combinations” and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

Index

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”, or FASB No. 128. The guidance in this FSP applies to the calculation of EPS under FASB No. 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

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

The Company accounts for its stock warrant activity under the guidance provided by Statement of Financial Accounting Standards No, 123R (“SFAS 123(R)”).  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock warrants, to be recognized as stock-based compensation expense in the Company’s Consolidated Statements of Operations based on their fair values.  For purposes of determining compensation expense associated with stock warrants, the fair value of the Company’s stock is determined based upon the Black-Scholes option pricing model.

During the second quarter of 2008, no warrants were issued.  For warrants granted during the second quarter of 2007, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

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

A summary of the Company’s stock warrant activity and related information for the three months ended June 30, 2008 follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value ($/share) (2)	Total Intrinsic Value Warrant Exercises (1)

Warrants outstanding at December 31, 2007	20,304,828	$.92-$2.00	$1.41

Issued	-
Exercised	-
Expired	(150,000)	$1.95	$1.95

Warrants outstanding at June 30, 2008	20,154,828	$.92-$2.00	$1.40

All outstanding stock warrants are exercisable and fully vested at June 30, 2008.  A summary of outstanding stock warrants at June 30, 2008 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Weighted Average Remaining Contractual Term (Years)	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
20,000	August 2008	.13		$1.95	$1.95
4,851,969	November 2008	.38		$0.98-$1.95	$1.93
1,060,714	February 2010	1.58		$2.00	$2.00
1,982,145	November 2010	2.38		$1.50	$1.50
5,225,000	January 2011	2.50		$1.40	$1.40
575,000	October 2011	3.29		$.92	$.92
6,440,000	December 2011	3.42		$.92	$.92
20,154,828			2.24			$-0-

(1)
The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)	The weighted average grant date fair value is determined by using the Black Scholes Option Pricing Model as described above.

Index

The following table provides a detail of stock-based compensation incurred during the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007

Restricted stock – Interest Expense	$401,626	$125,139
Restricted stock – General and Administrative	-	117,151
Restricted stock – Property Costs	-	645,000
Committed restricted stock	181,250	230,799
Total stock-based compensation	$582,876	$1,118,089
Less amounts capitalized	(134,375)	(645,000)
Stock compensation expense, net of amounts capitalized	$448,501	$473,089

Amounts capitalized in 2008 are for prepaid expenses or unamortized deferred compensation. Amounts capitalized in 2007 are for property costs.  The above table excludes common stock issued for cash, warrants issued in financing arrangements, debt discounts recorded in equity, and common stock issued for exercise of warrants.

5.	Related Party Transactions

Please see Note 11 herein for discussion of the sale of the Barnett Shale interest to Cinco County Barnett Shale LLC, a partner in the DDJET Limited LLP partnership.

6.	Non-Cash Investing and Financing Activities

During the six months ended June 30, 2008 and 2007, the Company engaged in non-cash financing and investing activities as follows:

	Six Months Ended
	June 30,
	2008	2007

Receivable for sale of Barnett Shale interest	$30,729,007	-

Reduction of prepaid drilling for development of oil and gas Properties	$1,432,906	-

Change in property costs associated with asset retirement obligation	$58,036	-

Issuance of common stock for acquisition of property	-	$645,000

Increase in accounts payable and accrued liabilities for property costs	$339,665	$698,203

Beneficial conversion feature on convertible debt	-	$2,667,968

Issuance of warrants with debt	-	$2,667,968

Issuance of convertible debt for financing costs	-	$450,000

Index

7.	Earnings Per Share

The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic EPS:
Net income (loss)	$18,475,830	$(1,630,234)	$16,454,547	$(3,232,639)
Less: Preferred stock dividends (1)	(7,911)	(9,668)	(17,579)	(19,336)
Net income (loss) available to common stockholders	$18,467,919	$(1,639,902)	$16,436,968	$(3,251,975)

Weighted average shares of common stock	41,748,228	39,253,000	41,488,815	38,992,889

Basic net income (loss) per share	$.44	$(0.04)	$.40	$(0.08)

Diluted EPS:
Income (loss) available to common stockholders	$18,467,919	$(1,639,902)	$16,436,968	$(3,251,975)
Plus assumed conversions	7,911	9,668	17,579	19,336
Net income (loss) used for diluted EPS	$18,475,830	$(1,630,234)	$16,454,547	$(3,232,639)

Weighted average shares of common stock	41,748,228	39,253,000	41,488,815	38,992,889
Plus effect of dilutive securities:
Convertible preferred stock	81,054	-	87,636	-
Weighted average shares used for Diluted EPS	41,829,282	39,253,000	41,576,451	38,992,889

Diluted net income (loss) per share	$.44	$(0.04)	$.40	$(0.08)
(1) Dividends are undeclared

For the three and six month period ended June 30, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  For the three and six months ended June 30, 2007, these securities included in-the-money warrants for the purchase of 2,572,264 and 2,043,093 common shares, respectively, and preferred stock convertible into 94,218 common shares.

8.	Legal Proceedings

On April 11, 2007, the Company was served with a lawsuit filed against it titled Cause No. 2007-16502; D. John Ogren, R. Bradford Perry and Chester Smitherman v. Petrosearch Corporation; 133rd Judicial District Court, Harris County, Texas.  The plaintiffs are three (3) Series A Preferred shareholders who derived their original shares from Texas Commercial Resources, Inc. (“TCRI”) and became Series A Preferred shareholders of Petrosearch Energy Corporation as a result of the prior mergers.  The plaintiffs have alleged that Petrosearch Corporation (and TCRI, its predecessor) failed to pay accrued, cumulative dividends and refused to allow conversion of their Series A Preferred Stock into Common Stock.    The plaintiffs have alleged breach of contract, fraud and violation of Section 33 of the Texas Securities Act and have requested the award of actual and exemplary damages, interest and attorneys’ fees.   The lawsuit likewise requests the Court to compel the payment of accrued dividends and the examination of the Company’s books and records. The Company denies the factual allegations made in the lawsuit and intends to vigorously defend against the claims made therein.  An estimate of possible loss or range of possible loss cannot be made at this time.  The Company is in the process of discovery in the lawsuit at this time.  In July 2008, the Company entered into mediation with the plaintiffs without success.

Index

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

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2008, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$149,150	—	$149,150	—

10.	Extinguishment of Debt

Project Financing

In November 2006, the Company signed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd to provide financing for the drilling of its Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1 well.  The November 2006 financing was specifically recourse to the Kallina 46 #1 well and the associated lease acreage only.

Index

In April 2006, it was determined that the Kallina 46 #1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned. In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  As part of this transaction, the Company conveyed their interest in the Kallina 46#1 well and the associated lease acreage to a third party.

As a result of the legal release described above, the debt related to the Laurus financing has been extinguished on the financial statements of the Company in May, 2008.  In addition, the accrued interest, unamortized debt discount, and unamortized financing costs have also been written-off as well as the net book value of the Kallina well.

The gain on extinguishment of this debt was accounted for according to APB 26, “Early Extinguishment of Debt”.  A difference between the reacquisition price and the net carrying amount of the extinguished debt was recognized as a gain in the amount of $1,097,252 in the accompanying statements of operations for the three and six months ended June 30, 2008.

Revolving Credit Agreement

On April 1, 2008 the total outstanding balance of the revolving credit facility became due and a payment of $1,602,500 was paid in full to Fortuna Energy, which closed out the revolving credit facility as of that date.  Pursuant to the revolving credit agreement, and as part of being paid back in full, Fortuna Energy returned to the Company all of the overriding royalties related to the Company’s assets that were issued to Fortuna Energy.  The most significant override relates to a 2% override of the Company’s net interest in the Company’s North Dakota, Gruman project.

11.	Sale of Barnett Shale Interest

In December 2006, through the Company’s wholly owned subsidiary, Barnett Petrosearch LLC, (“Barnett Petrosearch”) the Company joined in the formation of a partnership, DDJET Limited LLP (“DDJET”), for the development of a natural gas integrated venture to explore and develop assets in the Barnett Shale. The Company owned a 5.54% interest in DDJET along with partners Metroplex Barnett Shale LLC, a wholly owned subsidiary of Exxon Mobil Corporation, and Cinco County Barnett Shale LLC, a privately held Dallas-based company (“Cinco”).

On February 11, 2008 the Company executed an authorization for the general partner of the Partnership to immediately commence a sales marketing program to interested potential purchasing parties in order to fully assess the current market value of the Partnership.  On June 25, 2008 the Company executed a binding agreement for the sale of its limited partnership interest in DDJET to Cinco for a cash purchase price of $36,000,000.  On June 26, 2008 Cinco paid to Barnett Petrosearch the required $1,800,000 non-refundable deposit to be applied to the purchase price and fulfilled all the other necessary requirements to bind both Cinco and Petrosearch to the sale.  On July 18, 2008 the Company received the balance of the proceeds of the sale in the amount of $30,729,008.  These proceeds were net of the $1,800,000 down payment previously received from Cinco and $3,470,992 of costs previously owed by the Company which were assumed by Cinco pursuant to the June 25, 2008 agreement.

The transaction significantly altered the relationship between capitalized costs and proved reserves, and there is substantial economic difference between the properties sold and the properties retained. As a result, a gain of $21,814,753 has been generated by the sale of the Company’s interest in DDJET.

The following represents the unaudited proforma effect on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2008 as if the transaction occurred on January 1, 2008:

Index

	As Reported	Proforma Adjustments	Proforma (Unaudited)

Oil and gas production revenue	$1,099,898	$(783,253)	$316,645
Cost and expense	2,329,942	(312,065)	2,017,877
Operating loss	(1,230,044)	(471,188)	(1,701,232)
Other income (expense);
Interest income	68,893	-	68,893
Interest expense	(1,257,852)	236,173	(1,021,679)
Amortization of financing costs and debt discount	(1,280,325)	-	(1,280,325)
Change in value of warrant liability	171,990	-	171,990
Gain on sale of Barnett	21,814,753	(36,762)	21,777,991
Gain on extinguishment of debt	1,097,252	-	1,097,252
Other income (expense); net	20,614,711	199,411	20,814,122
Net income before provision for income tax	19,384,667	(271,777)	19,112,890
Deferred tax expense	(2,930,120)	92,404	(2,837,716)
Net income (loss)	$16,454,547	$(179,373)	$16,275,174

Basic and diluted net loss per common share	$0.40	$0.00	$0.39

12.	Subsequent Events

Convertible Securities

As of June 30, 2008, the Company had convertible debt outstanding with a balance of $14,843,455, net of unamortized debt discount on the notes of $3,931,545.  These convertible notes were repaid in full on July 21, 2008 as was accrued interest through July 21, 2008.  Cash payments to the note holders, including interest, totaled $18,837,617.  The unamortized debt discount of $3,931,545 and the unamortized financing costs of $774,471 will be expensed in the third quarter of 2008 when the debt was repaid.

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

OVERVIEW – CORPORATE STRATEGY

We believe we have been successful over the past few years with our plan of solidifying the financial strength of the Company and improving the quality of our oil and gas assets, some of which have been sold resulting in significant gain to the Company.  We have also been able to put financings together to enable us to develop these assets.   The sale of our Barnett Shale project has put the Company into a strong financial position with a significant cash balance, no debt, significant reserves and positive retained earnings.  Our current asset portfolio is primarily made up of a North Texas Panhandle water flood project (the “Water Flood”) that has potential for multiple years of growth.

The Water Flood is a resource play, which will allow us to re-invest our capital into the project to enhance the rate of return, revenue growth and reserve growth.  The sale of our Barnett Shale asset has also given us the necessary capital to continue to develop this core project.  The development plan for the Water Flood allows for us to effectively align our financing needs with the capital needs of the project, therefore, allowing us to efficiently manage the amount and timing of our capital expenditures.  We have also completed the disposition of non-core assets that did not meet our risk/reward parameters.  We believe the continued execution of this plan will enable us to continue to focus on the development of our Water Flood, as well as to continue to pursue strategic alternatives for the Company in order to create value for the shareholders.    Management believes the development of the Water Flood should have a significant impact on our production, revenues and cash flows in the future.

Index

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operating and investing cash flow needs through private offerings of equity securities, sales of crude oil and natural gas, and the use of debt instruments such as convertible notes and revolving credit facilities.  We have also recently sold one of our main projects, the Barnett Shale project, for cash.  The proceeds from, and the utilization of, all these methods have been, and Management believes will continue to be, sufficient to keep the operations funded and the business plan moving forward.

Convertible Securities

On November 9, 2007 we executed, with a group of accredited investors, a series of Note and Warrant Purchase Agreements for the sale of  $8,100,000, 8% Senior Secured Convertible Promissory Notes and three year warrants to purchase 1,928,571 shares of our common stock at an exercise price of $1.50 per share for total gross proceeds to us of $8,100,000.   Upon closing the transaction, we also issued the Convertible Note and the Warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement.  These convertible notes were repaid in full on July 21, 2008.  In exchange for cancelling the note and releasing the collateral the note holders were paid the outstanding principal and accrued interest through July 21, 2008.  Currently, there is no outstanding debt related to these convertible notes.

On February 1, 2007, we executed a Note and Warrant Purchase Agreement for the sale of a $10,000,000 8% Senior Secured Convertible Promissory Note with RCH Petro Investors, LP (“RCH”) and a four year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $1.40 per share for total gross proceeds to us of $10,000,000.   We completed the transaction and received funding on February 7, 2007.  Upon closing, we issued the Convertible Note and the Warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement. This convertible note precluded the Company from incurring indebtedness in excess of fifty percent (50%) of the PV-10 value of the Company’s total proved reserves, plus the fair market value of the leases and pipeline assets associated with the Company’s Barnett Shale assets.  This convertible note was repaid in full on July 21, 2008.  In exchange for cancelling the note and releasing the collateral the note holder was paid the outstanding principal and accrued interest through July 21, 2008.  Currently, there is no outstanding debt related to this convertible note.

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

It was decided in April 2006 that the Kallina 46#1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned. In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  The November 2006 financing was specifically recourse to the Kallina 46#1 well and the associated lease acreage only.  The debt related to the Laurus financing has been extinguished on the financial statements of the Company in May, 2008 as well as any interest that was charged in relation to the Note has been derecognized in that same period.

As part of this transaction, the Company has conveyed their interest in the Kallina 46#1 well and the associated lease acreage to a third party along with the Company’s interest in the Pintail #1 well, Pintail Flats #1 well and the associated acreage of Pintail and Pintail Flats.  Also as a part of this transaction, the Company has transferred operatorship of all the existing and future wells in this SW Garwood Prospect to the third party. In exchange for the conveyance of the wells and acreage and the transfer of operatorship, the Company received nominal cash consideration, and the third party has assumed the liability of plugging the Kallina 46#1 well.

Index

Revolving Credit Agreement

As of April 1, 2008 the total outstanding balance of the revolving credit facility became due and a payment of $1,602,500 was paid in full to Fortuna Energy, which closed out the revolving credit facility as of that date.  Pursuant to the revolving credit agreement and as part of being paid back in full, Fortuna Energy returned to the Company all of the overriding royalties related to the Company’s assets that were issued to Fortuna Energy.  The most significant override relates to a 2% override of the Company’s net interest in the North Dakota, Gruman project.

As part of the original amended revolving credit agreement terms, we agreed to issue to Fortuna 475,000 warrants with a five year life and a strike price of $0.92 per share.  The Warrants contain a “put” provision which allows Fortuna to “put” the warrants to the Company at a price of $0.65 per warrant for two (2) years, which “put” period shall commence 180 days after issuance. Additionally, as part of the transaction, we agreed to issue 100,000 new warrants, which expire 5 years from the date of issue, at a price of $0.92 per share.

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

CURRENT PROJECTS AND CAPITAL REQUIREMENTS

CORE PROPERTIES:

Barnett Shale Project -- In December 2006, through our wholly owned subsidiary, Barnett Petrosearch LLC, we joined in the formation of a partnership, DDJET Limited LLP (“DDJET”), for the development of a natural gas integrated venture to explore and develop assets in the Barnett Shale. We owned a 5.54% interest in DDJET along with partners Metroplex Barnett Shale LLC (a wholly owned subsidiary of Exxon Mobil Corporation), and Cinco County Barnett Shale LLC (a privately held Dallas-based company).

On February 29, 2008 we announced that we executed an authorization for the general partner of the Partnership to immediately commence a sales marketing program to interested potential purchasing parties in order to fully assess the current market value of the Partnership.  On June 25 we executed a binding agreement for the sale of our limited partnership interest in DDJET to Cinco County Barnett Shale LLC, one of the other two partners in DDJET, for a cash purchase price of $36,000,000.  On June 26, 2008 Cinco paid to Barnett Petrosearch the required $1,800,000 non-refundable deposit to be applied to the purchase price and fulfilled all the other necessary requirements to bind both Cinco and Petrosearch to the sale.  On July 18, 2008 the Company received the balance of the proceeds of the sale of $30,729,008, the net amount after deducting the $1,800,000 down payment previously received from Cinco and $3,470,992 of costs previously owed by the Company which were assumed by Cinco pursuant to the June 25, 2008 agreement.

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

One infill well has been drilled to date. We have an ongoing program to enter each of the 19 old wells that have not been plugged. So far, we have entered nine of these older wells to determine their mechanical status and establish potential productivity or injectivity. Two of these wells have been equipped and are now capable of producing and two more have been converted for water injection.  Further, two of the plugged wells have been re-entered but we were unable to complete them for water injection. We have prepared a detailed study and development plan for the field. As of December 31, 2007, our independent engineers, Ryder Scott, estimated our net share of proved oil reserves extractable by water flood at 1.5 million barrels of oil equivalent.  Slightly deeper than the water flood zone, the Moore County Limestone formation has undrilled exploration potential that may be tested in a future well.

Index

To provide adequate water for injection, in November 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw fresh water from the aquifer underlying the landowner’s property. In that same month, we received approval from the Panhandle Groundwater Authority District (“PGAD”) to produce up to 5,000 barrels per day from the aquifer for use in the flood.  This permit has since expired but we do not expect any difficulty obtaining a new permit prior to initiating water injection in August of this year.  We received the approval from the PGAD over the protest filed with the PGAD by the Canadian River Municipal Water Authority (“CRMWA”) attempting to preserve the freshwater for local municipal use only in the area in which we own the rights to the fresh water.  We also applied to the Texas Railroad Commission to amend a previously granted saltwater injection permit to include fresh water injection. On January 5, 2007 we received a letter from the Texas Railroad Commission (“TRRC”) informing us of a protest by CRMWA contesting our application for fresh water injection in the Quinduno Field water flood.   However, as of November 7, 2007, CRMWA has withdrawn their protest and request for hearing as part of an agreement with CRMWA that addresses their concerns with our use of fresh water for enhanced oil recovery.  This agreement also prevents CRMWA from protesting future efforts to obtain approval from PGAD to produce the underlying fresh water aquifer,

In January 2008 we signed an agreement with Complete Production Services Inc. (“CPS”), an international oilfield service company which provides that CPS, at its sole expense, will design and construct a water treatment facility no later than 90 days from the effective date of the agreement that will be capable of treating all of our production water up to a maximum of 10,000 bbls per day and likewise treat and provide to the Company a minimum of 5,000 bbls per day of  production water from third party sources.  We, in turn, have committed to be capable of injecting not less than 2,000 bbls of treated water per day derived from third party production water within 30 days after the facility is opened, and have further committed to be capable of injecting not less than 5,000 bbls of treated water per day derived from third party production water within 180 days after the facility opens, in addition to re-injecting our own treated production water from the oil and gas lease it operates.  We will be required to pay a scaled management fee to CPS commencing on the date the facility opens on the basis of the volume of treated and re-injected water derived from our production.  We have received permits to add a sufficient number of wells to the existing permit to meet our obligation to inject the volumes that CPS will make available.  Further, we will continue to apply the appropriate number of wells to the existing flood permit to continue with the development of the flood.   We do not anticipate any difficulty with obtaining future approvals.

We have recently commenced the first phase of the water flood project which entails the conversion to water injection of two existing wells (work now completed) and the attempted re-entry of two previously plugged wells.  The two re-entries were unsuccessful.  Two additional existing wells will be converted in their place.  These conversions will allow us to begin enhanced oil recovery and to satisfy our water injection obligations pursuant to the agreement signed with CPS that is finalizing construction of the water treatment and supply facility on our lease.  That agreement requires us to be capable of injecting 2,000 barrels of treated water within 30 days of the water treatment facility being completed.

SW Garwood, Colorado County, Texas – In May 2008 (as discussed herein) we conveyed our interest in the three drilled wells and the associated acreage in this SW Garwood prospect to an unaffiliated third party.  As a part of that transaction, we also transferred operatorship of all the existing and future wells in this SW Garwood prospect to that third party. In exchange for the conveyance of the wells and acreage and the transfer of operatorship, the Company received nominal cash consideration as well as the third party’s assumption of the liability of plugging the Kallina 46 #1 well.

OTHER PROJECT AREAS:

Gruman Prospect, Stark County, North Dakota - On March 28, 2006, we spudded the Gruman 18-3 well intended to be either an increased density well if it proved to be up dip of the Gruman 18-1 producing well or a water injection well if it was down dip. The well reached total depth of 9,890 feet on April 14, 2006, and was completed as an injection well.  In October 2006, we undertook certain remedial work on the Gruman 18-1 which improved the production on the well.

Index

On February 1, 2007, we began injecting produced water into the Gruman 18-3 well. The result has been to reduce the cost of operating the Gruman 18-1 by eliminating the need to truck produced water to a disposal facility. We are considering supplementing this injection with water from the Dakota formation for pressure maintenance in the mound. We have established that the Gruman 18-3 is in pressure communication with the Gruman 18-1 and both wells appear to be affected by activities in one or more of the surrounding fields also producing from the same formation. These third party activities appear to have resulted in a rapid decline of reservoir pressure making further testing or stimulation of the Gruman 18-3 necessary to achieve the desired future injection rates to support further recovery of oil from the Gruman 18-1. Proved developed reserves in the prospect to our share of the well as of December 31, 2007, were 215 Mbo and 68 MMcf of natural gas, as estimated by a third party engineering firm, McCartney Engineering, LLC.

Mississippi Tuscaloosa Prospects -- We have identified five Tuscaloosa oil prospects in the Mississippi Inland Salt Basin, in Yazoo County, comprising a maximum of 2,295 acres and up to 18 potential drilling locations.  Approximately 55% of the entire prospect acreage has been leased. We have signed a farm-out agreement with an industry partner to co-develop these prospects with us.  The farm-out agreement requires the operator, our industry partner, to commence drilling of the first well in the prospect prior to October 1 2008.  We will receive a carried interest for 12.5% through casing point of the first well, at which time we will have the option to purchase up to another 12.5% interest in the well at cost.  For all future wells, we will have the same working interest as we choose on the first well.  It is contemplated that there will be 2-3 wells drilled in this prospect.

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

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues

Consolidated oil and gas production revenue for the three months ended June 30, 2008 was $545,465 versus $373,544 for the three months ended June 30, 2007.  This represents a 46% increase in revenue in the first quarter of 2008 over the first quarter of 2007.  As expected, this increase was the result of an increase in revenue from our Barnett Shale project of $269,671 over those periods, which was partially offset by decreased production in our Gruman – North Dakota well, and our SW Garwood project.  The Gruman well continues to have pump and motor assembly issues.  This, along with the unexpected decline in reservoir pressure previously discussed, has severely affected our ability to produce the well during the quarter.  Various water source alternatives are being considered to supplement the injection well volume which is expected to return the Gruman 18-1 wells to rates on the order of 100 bopd or more.

See below for revenue detail by property from the first quarter of 2008 compared to the first quarter of 2007.

Index

	2008	% of	2007	% of
	2nd Qtr	Total	2nd Qtr	Total

Barnett Shale	$455,457	83%	$185,786	50%
Gruman - North Dakota	23,760	4%	59,630	16%
SW Garwood	14,635	3%	70,341	19%
Panhandle - Water Flood	-	0%	4,286	1%
Oklahoma	47,218	9%	31,649	8%
Other	4,395	1%	21,852	6%
Total	$545,465	100%	$373,544	100%

To further explain the increase in revenue from the first quarter of 2007 to the first quarter of 2008, we have provided the following break-out of production and prices for the two years.

	2Q 2008	2Q 2007

Barrels of Oil	678	1,547
Price per Barrel	$116.70	$63.33

MCF of Gas	49,396	37,335
Price per MCF	$9.33	$6.94

Total Barrels of Oil Equivalent	8.910	7,769

As noted in the above table, the increase in oil and gas prices also played a role in the increase in revenue since 2007.  The total effect on revenue from the price increases was approximately $172,202.

Lease Operating and Production Tax Expense
Lease operating and production tax expenses for the quarters ended June 30, 2008 and 2007 were $220,405 and $265,598, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Lease operating expenses decreased due to the fact that there were expenses in the second quarter of 2007 related to the Gruman 18-1 well that were not needed in that same period in 2008.  This explains why although revenue for the second quarter of 2008 was significantly higher than revenue for the second quarter of 2007, the lease operating expenses for that same period in 2008 were lower than in 2007.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the quarters ended June 30, 2008 and 2007, were $203,265 and $194,142, respectively.  The increase is mainly due to an increase in total barrels of oil equivalent production during the quarter ended June 30, 2008 as compared to the same period in 2007.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the second quarter of 2008 was higher than the depletion for the same period in 2007.

Index

General and Administrative Expenses

General and administrative expenses for the quarters ended June 30, 2008 and 2007, were $568,657 and $701,382, respectively.  The decrease in total general and administrative expense was mainly due to the decrease in legal expenses.  The decrease in general and administrative expenses was also due to a slight decrease in travel costs, corporate expenses related to investor relations, third party contractors and office expenses.  A summary listing of general and administrative expenses is provided below.

	2nd Quarter	2nd Quarter
	2008	2007

Personnel Costs	$298,488	$287,788
Travel, Meals, and Entertainment	7,044	25,250
Corporate Expenses	60,069	96,647
Accounting, Legal, and Professional Fees	78,897	153,636
Third Party Consultants and Contractors	54,942	61,038
Office Expenses	42,639	50,901
Other	26,578	26,122

Total General and Administrative	$568,657	$701,382

Operating Loss

We generated an operating loss of $(446,862), or $(0.01) per share, for the quarter ended June 30, 2008, compared to an operating loss of $(787,578), or $(0.02) per share, for the quarter ended June 30, 2007. The $340,716 variance is related mainly to a significant increase in revenues, coupled with a decrease in lease operating expenses and general and administrative expenses.

Other Income (Expense)

The $22,695,468 increase from $(842,656) in other expense for the quarter ended June 30, 2007 to $21,852,812 in other income for the quarter ended June 30, 2008 is due mainly to the gain of $21,814,753 related to the sale of the DDJET interest in the Barnett Shale.   There was also a $1,097,252 gain on the extinguishment of debt related to the forgiveness of the non-recourse project financing related to the Company’s Kallina 46 #1 well in the SW Garwood project.  These gains were partially offset by nominal increases in interest expense and the amortization of the debt discount.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues

Consolidated oil and gas production revenue for the six months ended June 30, 2008 was $1,099,898 versus $736,520 for the six months ended June 30, 2007.  This represented a 49% increase in revenue in the six months ended June 30, 2008 over the same period in  2007.  As expected, this increase is primarily due to the increase in the production from our Barnett Shale project.    The effects of this increase were partially offset by a decline in revenue from our Gruman North Dakota well of approximately $61,000 or 26% and a decline in revenue of approximately $106,000 from our SW Garwood properties.  The Gruman well continues to have pump and motor assembly issues.  This, along with the unexpected decline in reservoir pressure previously discussed, has severely affected our ability to produce the well during the quarter.  Various water source alternatives are being considered to supplement the injection well volume which is expected to return the Gruman 18-1 wells to rates on the order of 100 bopd or more.

See below for revenue detail by property for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Index

	2008	% of	2007	% of
	6-Months	Total	6-Months	Total

Barnett Shale	$783,253	71%	$235,702	32%
Gruman - North Dakota	175,052	16%	236,511	32%
SW Garwood	29,219	3%	135,210	18%
Panhandle - Water Flood	257	0%	9,534	1%
Oklahoma	95,789	9%	71,982	10%
Other	16,328	1%	47,581	6%
Total	$1,099,898	100%	$736,520	100%

To further explain the increase in revenue from the first six months of 2007 to the first six months of 2008 we have provided the following break-out of production and prices for the two years.

	2008 6-Mos	2007 6-Mos

Barrels of Oil	2,683	5,444
Price per Barrel	$100.14	$56.24

MCF of Gas	95,467	56,889
Price per MCF	$8.44	$6.69

Total Barrels of Oil Equivalent	18,594	14,925

As noted in the above table, the increase in oil and gas prices also played a role in the increase in revenue since 2007.  The total effect on revenue from the price increases was approximately $353,231.

Lease Operating and Production Tax Expense
Lease operating and production tax expenses for the six months ended June 30, 2008 and 2007 were $549,822 and $342,891, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Lease operating expenses increased significantly due to 12 additional Barnett Shale wells coming on-line since the first six months of 2007.  In addition, repair and maintenance type work was required on the Pintail and Gruman wells in the first six months of 2008 causing total lease operating expenses for these two wells to increase.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the six months ended June 30, 2008 and 2007, were $464,223 and $372,789, respectively.  The increase is mainly due to an increase in total barrels of oil equivalent production in the six months ended June 30, 2008, as compared to the same period in 2007.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the first six months of 2008 was higher than the depletion for the same period in 2007.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 and 2007, were $1,315,897 and $1,440,472, respectively.  The decrease in administrative expenses were related to a decrease in personnel costs of $87,400 due mainly to bonuses issued in the first quarter 2007 that were not issued in 2008, a decrease in corporate expenses related to a decrease in cost of investor relations and a decrease in third party consultants related to a decrease in the use of accounting consultants in 2008 as opposed to 2007.  These decreases were partially offset by an increase in legal fees related to ongoing litigation.  A summary listing of general and administrative expenses is provided below.

Index

	6/30/2008	6/30/2007
	YTD Total	YTD Total

Personnel Costs	$596,973	$684,373
Travel, Meals, and Entertainment	14,985	36,586
Corporate Expenses	117,837	160,743
Accounting, Legal, and Professional Fees	353,448	270,882
Third Party Consultants and Contractors	96,057	138,497
Office Expenses	100,878	108,288
Other	35,719	41,103

Total General and Administrative	$1,315,897	$1,440,472

Operating Loss

We generated an operating loss of $(1,230,044), or $(0.03) per share, for the six months ended June 30, 2008, compared to an operating loss of $(1,419,632), or $(0.04) per share, for the six months ended June 30, 2007.  The $189,588 variance is related mainly to an increase in revenues related to our Barnett Shale asset and a decrease in general and administrative costs partially offset by an increase in lease operating costs and DD&A expense.

Other Income (Expense)

The $22,427,718 increase from $(1,813,007) in other expense for the six months ended June 30, 2007 to $20,614,711 in other income for the six months ended June 30, 2008 is due mainly to the gain of $21,814,753 gain related to the sale of the DDJET interest in the Barnett Shale.   There was also a $1,097,252 gain on the extinguishment of debt related to the forgiveness of the non-recourse project financing related to the Company’s Kallina 46 #1 well in the SW Garwood project.  These gains were partially offset by nominal increases in interest expense and the amortization of the debt discount.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended June 30, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Petrosearch Energy Corporation’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008.

Index

Changes in internal controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2008 we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe each person was knowledgeable about our operations and financial condition.

On April 1, 2008 we issued 501,448 restricted common shares valued at $401,626 to 14 of our convertible note holders for payment of quarterly interest relating to the first quarter of 2008.

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

Date:  August 6, 2008

By:	/s/ Richard Dole
Richard Dole
Chief Executive Officer, President and Chairman

By:	/s/ David Collins
David Collins
Chief Financial Officer, Chief Accounting Officer and Principal Financial Officer