Form 10-Q
period 2008-09-30
PETROSEARCH ENERGY CORP
filed 2008-11-14
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  42,416,672 shares of $0.001 par value common stock outstanding as of November 10, 2008

PETROSEARCH ENERGY CORPORATION

FORM 10-Q
For The Quarter Ended September 30, 2008

INDEX

Index

ITEM 1.	FINANCIAL STATEMENTS
PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007 (See note)

Current assets:
Cash and cash equivalents	$13,858,274	$8,033,611
Short-term investments	784,000	-
Accounts receivable:
Joint owners-billed, net of allowance of $62,179 at September 30, 2008and December 31, 2007	9,177	203,671
Joint owners-unbilled	-	3,568
Oil and gas production sales	21,029	319,926
Prepaid expenses and other current assets	541,164	987,155
Total current assets	15,213,644	9,547,931

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	23,722,167	33,235,534
Properties not subject to amortization	420,592	7,099,601
Other property and equipment	153,031	153,031
Total	24,295,790	40,488,166
Less accumulated depreciation, depletion and amortization	(3,396,319)	(3,266,658)
Total property and equipment, net	20,899,471	37,221,508

Prepaid oil and gas costs	-	1,432,906

Other assets	247,851	834,287

Total assets	$36,360,966	$49,036,632

LIABILITIES ANDSTOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$-	$2,066,087
Accounts payable	544,077	960,020
Accrued liabilities for Barnett property costs	-	2,379,073
Accrued liabilities	273,399	1,582,689
Warrant liability	308,750	321,140
Total current liabilities	1,126,226	7,309,009

Long-term debt – Kallina	-	6,919,890
Convertible debt	-	13,914,013
Other long-term obligations	681,924	699,914
Deferred tax liability	2,407,567	-
Total liabilities	4,215,717	28,842,826

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized;285,786 and 483,416 shares issued and outstanding at September 30, 2008and December 31, 2007, respectively	285,786	483,416
Series B convertible preferred stock, 100,000 shares authorized;43,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 42,416,672 and 40,941,841 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	42,416	40,941
Additional paid-in capital	34,389,163	33,196,588
Un-issued common stock	-	288,172
Accumulated deficit	(2,615,116)	(13,858,311)
Total stockholders' equity	32,145,249	20,193,806

Total liabilities and stockholders' equity	$36,360,966	$49,036,632

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

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and  nine months ended September 30, 2008 and 2007

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Oil and gas production revenues	$257,659	$426,931	$1,357,557	$1,163,451

Operating costs and expenses:
Lease operating and production taxes	160,162	146,400	709,984	489,291
Depreciation, depletion and amortization	86,736	222,871	550,959	595,660
General and administrative	826,653	631,925	2,142,550	2,072,397

Total costs and expenses	1,073,551	1,001,196	3,403,493	3,157,348

Operating loss	(815,892)	(574,265)	(2,045,936)	(1,993,897)

Other income (expense):
Interest income	36,893	53,582	105,785	211,025
Interest expense	(89,190)	(492,850)	(1,347,117)	(1,391,870)
Amortization of financing costs and debt discount	(163,684)	(507,327)	(1,444,009)	(1,374,146)
Change in value of warrant liability	(159,600)	94,812	12,390	(109,799)
Gain on sale of Barnett	-	-	21,814,753	-
Loss on extinguishment of debt	(4,542,432)	-	(3,445,104)	-

Total other income (expense)	(4,918,013)	(851,783)	15,696,698	(2,664,790)

Income (loss) before provision for income taxes	(5,733,905)	(1,426,048)	13,650,762	(4,658,687)

Deferred tax (expense)/benefit	522,553	-	(2,407,567)	-

Net Income (Loss)	$(5,211,352)	$(1,426,048)	$11,243,195	$(4,658,687)

Basic and diluted net income (loss) per common share	$(0.12)	$(0.04)	$0.27	$(0.12)

See accompanying notes to unaudited condensed
consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008

			Series A		Series B		Additional	Unissued		Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2007	40,941,841	$40,941	483,416	$483,416	43,000	$43,000	$33,196,588	$288,172	$(13,858,311)	$20,193,806
Issuance of common stock committed	297,085	298					287,874	(288,172)		-
Common stock issued for interest expense	501,448	501					401,125			401,626
Common stock issued for employee and board compensation	645,893	646					313,104			313,750
Conversion of preferred stock to common stock	30,405	30	(197,630)	(197,630)			197,600			-
Additional costs of raising capital							(7,128)			(7,128))
Net income									11,243,195	11,243,195
Balance at September 30, 2008	42,416,672	$42,416	285,786	$285,786	43,000	$43,000	$34,389,163	$-	$(2,615,116)	$32,145,249

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$11,243,195	$(4,658,687)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization expense	464,223	595,660
Stock-based compensation and interest expense	715,376	683,279
Amortization of deferred rent	(6,628)	(11,711)
Amortization of debt discount and beneficial conversion feature	1,173,497	1,141,595
Amortization of financing costs	270,512	258,789
Accretion of asset retirement obligation	24,074	27,231
Change in value of warrant liability	(12,390)	109,799
Gain on sale of Barnett Shale interest	(21,814,753)	-
Loss on extinguishment of debt	3,445,104	-
Deferred tax expense	2,407,567	-
Changes in operating assets and liabilities:
Accounts receivable	496,959	86,968
Prepaid expenses and other assets	(112,066)	(300,520)
Accounts payable and accrued liabilities	(586,604)	(83,601)
Trade note payable	-	(367,095)

Net cash used in operating activities	(2,291,934)	(2,518,293)

Cash flows from investing activities:
Capital expenditures, including purchases and development of properties	(6,182,275)	(6,412,484)
Proceeds from sale of Barnett Shale interest	36,000,000	-
Purchase of available-for-sale investments	(784,000)	-

Net cash provided by (used in) investing activities	29,033,725	(6,412,484)

Cash flows from financing activities:
Additional costs of raising capital	(7,128)	-
Proceeds from convertible debt	-	10,000,000
Repayment of notes payable	(20,910,000)	(1,597,500)

Net cash (used in) provided by financing activities	(20,917,128)	8,402,500

Net increase (decrease) in cash and cash equivalents	5,824,663	(528,277)

Cash and cash equivalents at beginning of period	8,033,611	3,715,618

Cash and cash equivalents at end of period	$13,858,274	$3,187,341

Supplemental disclosures of cash flow information:
Interest paid	$549,319	$323,996

Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Petrosearch Energy Corporation (the “Company”) for the year ended December 31, 2007.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

The following new accounting pronouncement has been issued in 2008 and will be adopted by the Company on January 1, 2009:

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). This statement requires enhanced disclosures about derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company will adopt FAS No. 161 on January 1, 2009.  The Company does not believe that the standard will have an impact on its consolidated financial statements due to the lack of relevant activities.

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

Index

The Company accounts for its stock warrant activity under the guidance provided by Statement of Financial Accounting Standards No 123R.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock warrants, to be recognized as stock-based compensation expense in the Company’s Consolidated Statements of Operations based on their fair values.  For purposes of determining compensation expense associated with stock warrants, the fair value of the Company’s warrants are determined based upon the Black-Scholes option pricing model.  Because no warrants were issued during the three and nine months ended September 30, 2008 and the three months ended September 30, 2007, the Company has no disclosures with regards to the Black-Scholes option-pricing model assumptions. For the nine months ended September 30, 2007, the fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

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

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2008 follows:

				Weighted	Total
				Average	Intrinsic
	Number of		Weighted	Grant	Value
	Shares		Average	Date Fair	Warrant
	Under	Exercise	Exercise	Value	Exercises
	Warrant	Price	Price	($/share)(2)	(1)

Warrants outstanding at December 31, 2007	20,304,828	$.92-$2.00	$1.41

Issued	-
Exercised	-
Expired	(170,000)	$1.95	$1.95

Warrants outstanding at September 30, 2008	20,134,828	$.92-$2.00	$1.40

All outstanding stock warrants are exercisable and fully vested at September 30, 2008.  A summary of outstanding stock warrants at September 30, 2008 follows:

Index

			Weighted
Number of		Remaining	Average		Weighted
Common		Contracted	Remaining		Average	Aggregate
Stock	Expiration	Life	Contractual	Exercise	Exercise	Intrinsic
Equivalents	Date	(Years)	Term (Years)	Price	Price	Value (1)
4,851,969	November 2008	.13		$0.98-$1.95	$1.93
1,060,714	February 2010	1.33		$2.00	$2.00
1,982,145	November 2010	2.13		$1.50	$1.50
5,225,000	January 2011	2.25		$1.40	$1.40
575,000	October 2011	3.04		$.92	$.92
6,440,000	December 2011	3.17		$.92	$.92
20,134,828			1.99			$-0-

(1)
The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)	The weighted average grant date fair value is determined by using the Black Scholes Option Pricing Model as described above.

The following table provides a detail of stock-based compensation incurred during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
Restricted stock – Interest Expense	$401,626	$352,834
Restricted stock – General and Administrative	313,750	108,383
Restricted stock – Property Costs	-	645,000
Committed restricted stock	-	222,062
Total stock-based compensation	$715,376	$1,328,279
Less amounts capitalized	-	(645,000)
Stock compensation expense, net of amounts capitalized	$715,376	$683,279

Amounts capitalized in 2007 are for property costs.  The above table excludes common stock issued for cash, warrants issued in financing arrangements, debt discounts recorded in equity, and common stock issued for exercise of warrants.

5.	Related Party Transactions

Please see Note 12 herein for discussion of the sale of the Barnett Shale interest to Cinco County Barnett Shale LLC, a partner in the DDJET Limited LLP partnership.

6.	Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2008 and 2007, the Company engaged in non-cash financing and investing activities as follows:

	Nine Months Ended
	September 30,
	2008	2007

Reduction of prepaid drilling for development of oil and gas properties	$1,432,906	-

Change in property costs associated with asset retirement obligation	$78,036	-
Issuance of common stock for acquisition of property	-	$645,000

Beneficial conversion feature on convertible debt	-	$2,667,968

Issuance of warrants with debt	-	$2,667,968

Issuance of convertible debt for financing costs	-	$450,000

Index

7.	Earnings Per Share

The Company reports its earnings per share in accordance with the provisions of SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS:
Net income (loss)	$(5,211,352)	$(1,426,048)	$11,243,195	$(4,658,687)
Less: Preferred stock dividends (undeclared)	(5,763)	(9,668)	(23,341)	(29,005)
Net income (loss) available to common stockholders	$(5,217,115)	$(1,435,716)	$11,219,854	$(4,687,692)

Weighted average shares of common stock	41,925,232	39,553,131	41,635,349	39,181,688

Basic net income (loss) per share	$(0.12)	$(0.04)	$0.27	$(0.12)

Diluted EPS:
Income (loss) available to common stockholders	$(5,217,115)	$(1,435,716)	$11,219,854	$(4,687,692)
Plus assumed conversions	5,763	9,668	23,341	29,005
Net income (loss) used for diluted EPS	$(5,211,352)	$(1,426,048)	$11,243,195	$(4,658,687)

Weighted average shares of common stock	41,925,232	39,553,131	41,635,349	39,181,688
Plus effect of dilutive securities:
Convertible preferred stock	-	-	79,762	-
Weighted average shares used for Diluted EPS	41,925,232	39,553,131	41,715,111	39,181,688

Diluted net income (loss) per share	$(0.12)	$(0.04)	$0.27	$(0.12)

For the three months ended September 30, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  These securities included preferred stock convertible into 64,014 common shares.

For the three and nine month period ended September 30, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  For the three and nine months ended September 30, 2007, these securities included in-the-money warrants for the purchase of 1,954,346 and 2,013,511 common shares, respectively, and preferred stock convertible into 94,218 common shares.

Index

8.	Legal Proceedings

On April 11, 2007, the Company was served with a lawsuit filed against it titled Cause No. 2007-16502; D. John Ogren, R. Bradford Perry and Chester Smitherman v. Petrosearch Corporation; 133rd Judicial District Court, Harris County, Texas.  The plaintiffs were three (3) Series A Preferred shareholders who derived their original shares from Texas Commercial Resources, Inc. (“TCRI”) and became Series A Preferred shareholders of Petrosearch Energy Corporation as a result of the prior mergers.  The plaintiffs had alleged that Petrosearch Corporation (and TCRI, its predecessor) failed to pay accrued, cumulative dividends and refused to allow conversion of their Series A Preferred Stock into Common Stock.    The plaintiffs had alleged breach of contract, fraud and violation of Section 33 of the Texas Securities Act and have requested the award of actual and exemplary damages, interest and attorneys’ fees.   The lawsuit likewise requested the Court to compel the payment of accrued dividends and the examination of the Company’s books and records. The lawsuit was settled in September 2008 and the settlement was paid 100% by the Company's insurance policy.  The payment of the settlement is not an admission of liability, as the Company denies all allegations of wrongdoing contained in the lawsuit.

The Company currently is not a party to any other legal proceedings.

9.	Short-term Investments

The Company’s available for sale investment portfolio consists of certificates of deposit.   As of September 30, 2008, all of the Company’s investments had maturities of less than one year.

10.	Fair Value Measurements

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

Index

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2008, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$308,750	—	$308,750

11.	Extinguishment of Debt

Convertible Securities

In July, 2008, the Company extinguished all of its convertible debt outstanding and related interest by repaying the principal balance of $18,775,000 and accrued and unpaid interest of $87,734.  Total cash payments made were $18,862,734.  At the time of the extinguishment, the unamortized debt discount of $3,795,272 and the unamortized financing costs of $747,160 totaled $4,542,432, which was recorded as loss on extinguishment of debt in the third quarter of 2008.

Project Financing

In November 2006, the Company signed a Securities Purchase Agreement and Secured Term Note with Laurus Master Fund, Ltd to provide financing for the drilling of its Kallina 46 #1 well and payment of the future completion costs for the Kallina 46 #1 well.  The November 2006 financing was specifically recourse to the Kallina 46 #1 well and the associated lease acreage only.

In April 2008, it was determined that the Kallina 46 #1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned. In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  As part of this transaction, the Company conveyed their interest in the Kallina 46#1 well and the associated lease acreage to a third party.

As a result of the legal release described above, the debt related to the Laurus financing has been extinguished on the financial statements of the Company in May, 2008.  In addition, the accrued interest, unamortized debt discount, and unamortized financing costs have also been written-off as well as the net book value of the Kallina well.

The gain on extinguishment of this debt was accounted for according to APB 26, “Early Extinguishment of Debt”.  A difference between the reacquisition price and the net carrying amount of the extinguished debt was recognized as a gain in the amount of $1,097,328 in the accompanying statements of operations for the nine months ended September 30, 2008.

Index

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

12.	Sale of Barnett Shale Interest

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

As presented in the Company’s most recent annual report, as of December 31, 2007, the Company’s proved gas reserves were 2,683,210 Mcf.  This included 1,878,367 of proved gas reserves attributable to the Company’s Barnett Shale interest.  This sale has lead to an approximately 70% decrease in the Company’s proved gas reserves and a 14% decrease in the Company’s total proved reserves.
As of December 31, 2007, the Company’s proved developed gas reserves were 993,730 Mcf.  This included 920,887 of proved developed gas reserves attributable to the Company’s Barnett Shale interest.  This sale has lead to an approximately 93% decrease in the Company’s proved developed gas reserves and a 36% decrease in the Company’s total proved developed reserves.

As of December 31, 2007, the Company’s standardized measure of discounted future net cash flows relating to the Company’s interest in proved oil and gas reserves were $40,389,151. This included $2,180,055 attributable to the Company’s Barnett Shale interest.  This sale has lead to an approximately 5% decrease in the Company’s standardized measure of discounted cash flows.

The following represents the unaudited proforma effect on the unaudited condensed consolidated statement of operations  for  the  nine months  ended  September 30,  2008  as  if the transaction  occurred  on  January  1, 2008:

Index

	As Reported	Proforma Adjustments (1)	Proforma (Unaudited)

Oil and gas production revenue	$1,357,557	$(995,445)	$362,112
Cost and expense	3,403,493	(699,482)	2,704,011
Operating loss	(2,045,936)	(295,963)	(2,341,899)
Other income (expense);
Interest income	105,785	-	105,785
Interest expense	(1,347,117)	236,173	(1,110,944)
Amortization of financing costs and debt discount	(1,444,009)	-	(1,444,009)
Change in value of warrant liability	12,390	-	12,390
Gain on sale of Barnett	21,814,753	(36,511)	21,778,242
Loss on extinguishment of debt, net	(3,445,104)	-	(3,445,104)
Other income (expense); net	15,696,698	199,662	15,896,360
Net income before provision for income tax	13,650,762	(96,301)	13,554,461
Deferred tax expense	(2,407,567)	32,742	(2,374,825)
Net income (loss)	$11,243,195	$(63,559)	$11,179,636

Basic and diluted net loss per common share	$0.27	$0.00	$0.27

(1) Represents revenue and expenses in the nine months ended September 30, 2008 from the Company’s interest in Barnett.

Index

The following represents the unaudited proforma effect on the unaudited condensed consolidated statement of operations  for  the  nine months  ended  September 30,  2007 as  if the transaction  occurred  on  January  1, 2007:

	As Reported	Proforma Adjustments (1)	Proforma (Unaudited)

Oil and gas production revenue	$1,163,451	$(414,862)	$748,589
Cost and expense	3,157,348	(423,662)	2,733,686
Operating loss	(1,993,897)	8,800	(1,985,097)
Other income (expense);
Interest income	211,025	-	211,025
Interest expense	(1,391,870)	-	(1,391,870)
Amortization of financing costs and debt discount	(1,374,146)	-	(1,374,146)
Change in value of warrant liability	(109,799)	-	(109,799)
Other income (expense); net	(2,664,790)	-	(2,664,790)
Net income (loss)	$(4,658,687)	$8,800	$(4,649,887)

Basic and diluted net loss per common share	$(0.12)	$0.00	$(0.12)

(1) Represents revenue and expenses in the nine months ended September 30, 2007 from the Company’s interest in Barnett.

13.	Series A Preferred Stock

As of September 30, 2008 and December 31, 2007 the Company has 1,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) authorized and 285,786 and 483,416 shares outstanding, respectively.  If declared by the Board of Directors, dividends are to be paid quarterly in cash or in common stock of the Company to the holders of shares of the Series A Preferred.  The shares of the Series A Preferred rank senior to the common stock both in payment of dividends and liquidation preference.  As of September 30, 2008, no dividends have been declared and approximately $140,035 of dividends was in arrears related to the Series A Preferred if the Company decided to declare dividends.

14.	Subsequent Events

In October of 2008, the Company purchased 194,800 shares of its common stock at an average share price of approximately $0.21 to be classified as treasury stock.

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

OVERVIEW – CORPORATE STRATEGY

We believe we have been successful over the past few years with our plan of solidifying the financial strength of the Company and improving the quality of our oil and gas assets, some of which have been sold resulting in significant gain to the Company.  A key element to our current strong financial position was the sale of our Barnett Shale project in the second quarter of this year.   This sale of our Barnett Shale project for $36 million left us with a significant cash balance, no long or short term debt and significant oil and gas reserves.  The sale was fortuitous in that (i) we sold our Barnett Shale partnership interest near the height of natural gas prices; (ii) we realized approximately $29,000 per net acre in the sale, as opposed to current market values of approximately $5,000 or less per acre today; and (iii) for us to have stayed in the Barnett Shale project we would have needed to raise capital, which was unsuccessfully attempted prior to the sale and in this current market would have been extremely difficult, if not impossible.  Therefore, a possible scenario if we had stayed in the partnership may have been that we would have defaulted under the Barnett Shale partnership agreement and as a result we would have been forced to sell our interest for 70% of the market value (pursuant to the partnership agreement), which assuming $5,000 per acre market values would have realized an estimated $12.2 million opposed to the $36 million actually realized.

Our current asset portfolio is primarily made up of a North Texas Panhandle water flood project (the “Water Flood”) that has potential for multiple years of growth.  The Water Flood is a resource play, which will allow us to re-invest our capital into the project to enhance the rate of return, revenue growth and reserve growth.  We have initiated the first phase of the development of the Water Flood with a portion of the proceeds from the sale of the Barnett Shale project, a decision that enables us to spend the least amount of capital needed to measure the  level of initial response of the water injection.  We will then be able to make decisions on the future development of the project, and gauge the  impact of the response on future potential strategic alternatives.

Index

We continue to pursue and evaluate all strategic alternatives available.  Given our strong financial position, we believe we will continue to see multiple opportunities to evaluate, and if appropriate, pursue. Also, given the current energy asset and company valuations, and financial market conditions where access to capital, both debt and equity, has become limited, we believe that companies that have cash or access to capital have a decided advantage to avail themselves of attractive value added transactions.  We believe this plan of continuing to focus on the development of our Water Flood, as well as continuing to pursue strategic alternatives for the Company will give us the opportunity to create value for the shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operating and investing cash flow needs through private offerings of equity securities, sales of crude oil and natural gas, sales of oil and gas assets and the use of debt instruments such as convertible notes and revolving credit facilities.  We also, more specifically, have sold one of our main projects, the Barnett Shale project, for cash.  The proceeds from all these methods have been, and Management believes will continue to be, sufficient to keep the operations funded and the business plan moving forward.

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

Index

It was decided in April 2008 that the Kallina 46#1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned. In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  The November 2006 financing was specifically recourse to the Kallina 46#1 well and the associated lease acreage only.  The debt related to the Laurus financing was extinguished on the financial statements of the Company in May, 2008 as well as any interest that was charged in relation to the Note was derecognized in that same period.

As part of this transaction, the Company has conveyed their interest in the Kallina 46#1 well and the associated lease acreage to a third party along with the Company’s interest in the Pintail #1 well, Pintail Flats #1 well and the associated acreage of Pintail and Pintail Flats.  Also as a part of this transaction, the Company has transferred operatorship of all the existing and future wells in this SW Garwood Prospect to the third party. In exchange for the conveyance of the wells and acreage and the transfer of operatorship, the Company received nominal cash consideration and the third party has assumed the liability of plugging the Kallina 46#1 well.

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

As part of the original amended revolving credit agreement terms, we agreed to issue to Fortuna 475,000 warrants with a five year life and a strike price of $0.92 per share.  The Warrants contained a “put” provision which allowed Fortuna to “put” the warrants to the Company at a price of $0.65 per warrant for two (2) years, which occurred in October, 2008. Additionally, as part of the transaction, we agreed to issue 100,000 warrants, which expire 5 years from the date of issue, at a price of $0.92 per share.

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

CURRENT PROJECTS AND CAPITAL REQUIREMENTS

CORE PROPERTIES:

Barnett Shale Project -- In December 2006, through our wholly owned subsidiary, Barnett Petrosearch LLC, we joined in the formation of a partnership, DDJET Limited LLP (“DDJET”), for the development of a natural gas integrated venture to explore and develop assets in the Barnett Shale. We owned a 5.54% interest in DDJET along with partners Metroplex Barnett Shale LLC (a wholly owned subsidiary of Exxon Mobil Corporation), and Cinco County Barnett Shale LLC (“Cinco” - a privately held Dallas-based company).

On February 29, 2008 we announced that we executed an authorization for the general partner of the Partnership to immediately commence a sales marketing program to interested potential purchasing parties in order to fully assess the current market value of the Partnership.  On June 25 we executed a binding agreement for the sale of our limited partnership interest in DDJET to Cinco, one of the other two partners in DDJET, for a cash purchase price of $36,000,000.  On June 26, 2008 Cinco paid to Barnett Petrosearch the required $1,800,000 non-refundable deposit to be applied to the purchase price and fulfilled all the other necessary requirements to bind both Cinco and Petrosearch to the sale.  On July 18, 2008 the Company received the balance of the proceeds of the sale of $30,729,008, the net amount after deducting the $1,800,000 down payment previously received from Cinco and $3,470,992 of costs previously owed by the Company to the Partnership which were assumed by Cinco pursuant to the June 25, 2008 agreement.

Index

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

The Company has commenced the first phase of the water flood project and began injecting water into the formation in early September 2008.  To date, three wells in the first water flood pattern have been converted for water injection in which we are currently injecting approximately 2600 barrels of treated water per day.  Additionally, one infill well drilled in the center of the pattern is configured as a producer where we expect to observe the initial response to water flood.  We are currently using the total amount of treated water that is available from the water treatment facility constructed on our lease by Complete Production Services Inc. (“CPS”), as described below.  CPS is currently in the process of ramping up the capacity of the water treatment facility and the barrels of water injected into the formation will increase as the plant increases capacity.

The Company has prepared a detailed study and development plan which includes entering each of the 19 old wells that have not been plugged. So far, we have entered nine of these older wells to determine their mechanical status and establish potential productivity or injectivity. Three of these wells have been equipped and are now capable of producing and three, as noted above, have been converted for water injection.  Further, two previously plugged wells were re-entered but we were unable to complete them for water injection.  As of December 31, 2007, our independent engineers, Ryder Scott, estimated our net share of proved oil reserves extractable by water flood at 1.5 million barrels of oil equivalent.  Slightly deeper than the water flood zone, the Moore County Limestone formation has undrilled exploration potential that may be tested in a future well.

To provide adequate water for injection, in November 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw freshwater from the aquifer underlying the landowner’s property. In that same month, we received approval from the Panhandle Groundwater Authority District (“PGAD”) to produce up to 5,000 barrels per day from the aquifer for use in the flood.  This permit has since expired but we do not expect any difficulty obtaining a new permit if needed to supplement the treated water being used for injection.  We received the approval from the PGAD over the protest filed with the PGAD by the Canadian River Municipal Water Authority (“CRMWA”) attempting to preserve the freshwater for local municipal use only in the area in which we own the rights to the freshwater.  We also applied to the Texas Railroad Commission (“TRRC”) to amend a previously granted saltwater injection permit to include fresh water injection. On January 5, 2007 we received a letter from the TRRC informing us of a protest by CRMWA contesting our application for freshwater injection in the Quinduno Field water flood.   However, as of November 7, 2007, CRMWA withdrew their protest and request for hearing as part of an agreement with CRMWA that addresses their concerns with our use of freshwater for enhanced oil recovery.  This agreement also prevents CRMWA from protesting future efforts to obtain approval from PGAD to produce the underlying freshwater aquifer.

In January 2008 we signed an agreement with CPS, an international oilfield service company which provided that CPS, at its sole expense, would design and construct a water treatment facility no later than 90 days from the effective date of the agreement that would be capable of treating all of our production water up to a maximum of 10,000 bbls per day and likewise treat and provide to the Company a minimum of 5,000 bbls per day of production water from third party sources.  We, in turn, committed to be capable of injecting not less than 2,000 bbls of treated water per day derived from third party production water within 30 days after the facility opened, and further committed to be capable of injecting not less than 5,000 bbls of treated water per day derived from third party production water within 180 days after the facility opened, in addition to re-injecting our own treated production water from Quinduno.  The facility was fully operational September 19, 2008 at which time the company was accepting and injecting a minimum of 2000 barrels of water per day.  We are required to pay a scaled management fee to CPS that commenced in September on the basis of the volume of treated and re-injected water derived from our production.  We have received TRRC permits to add a sufficient number of wells to the existing permit to meet our obligation to inject the volumes that CPS will make available.  Further, we will continue to add the appropriate number of wells to the existing flood permit to continue with the development of the flood.   We do not anticipate any difficulty with obtaining future approvals.

Index

SW Garwood, Colorado County, Texas – In May 2008 we conveyed our interest in the three drilled wells and the associated acreage in this SW Garwood prospect to an unaffiliated third party.  As a part of that transaction, we also transferred operatorship of all the existing and future wells in this SW Garwood prospect to that third party. In exchange for the conveyance of the wells and acreage and the transfer of operatorship, the Company received nominal cash consideration as well as the third party’s assumption of the liability of plugging the Kallina 46 #1 well.

OTHER PROJECT AREAS:

Gruman Prospect, Stark County, North Dakota - On March 28, 2006, we spudded the Gruman 18-3 well intended to be either an increased density well if it proved to be up dip of the Gruman 18-1 producing well or a water injection well if it was down dip. The well reached total depth of 9,890 feet on April 14, 2006, and was completed as an injection well.  On February 1, 2007, we began injecting produced water into the Gruman 18-3 well. The goal was to reduce the cost of operating the Gruman 18-1 by eliminating the need to truck produced water to a disposal facility.  Further testing or stimulation may be necessary to achieve the desired future injection rates.

During 2008 the pump on the Gruman 18-1 producer has been repaired or replaced three times.  The pump was last repaired in early July 2008 after which fluid flow into the wellbore diminished to near zero.  In order to re-establish production we are considering supplementing the produced water injection volume in the Gruman 18-3 well with water from the Dakota for pressure maintenance in the mound. Further, we are giving consideration to deepening the 18-1 well to expose more of the mound.  The Gruman well continues to have pump and motor issues.  This along with an unexpected decline in reservoir pressure has severely affected our ability to produce the well during the quarter, the well continues to have operational issues resulting in no production.

Proved developed reserves in the prospect to our share of the well as of December 31, 2007, were 215 Mbo and 68 MMcf of natural gas, as estimated by a third party engineering firm, McCartney Engineering, LLC.

Mississippi Tuscaloosa Prospects -- In June 2008 we agreed to farm-out out acreage in these prospects to an industry partner for co-development.  The agreement allowed our industry partner to operate the project and required that they commence drilling of the first well on our acreage prior to October 1, 2008.  Under the agreement the Company received a carried interest for 12.5% through casing point of the first well and an option to purchase up to another 12.5% interest in the well at cost.  For all future wells, the agreement provides us with the same working interest as we chose on the first well.  Prior to October 1 our partner tested the structure on offsetting acreage with a new well.  The target zone was found as expected at approximately 6800’; however, the well found only a few feet of oil on water.  After testing, this well was determined to be non-commercial and our partner has decided not to continue drilling.  While we are considering alternatives for development of our leasehold position, it is likely that we will allow the acreage to expire.

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

Index

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues

Consolidated oil and gas production revenue for the three months ended September 30, 2008 was $257,659 versus $426,931 for the three months ended September 30, 2007.  This represents a forty percent decrease in revenue in the third quarter of 2008 over the third quarter of 2007.  This decrease was mainly the result of the decreased production in our Gruman – North Dakota well, which is related to pump and pressure depletion issues with the well.  The Gruman well continues to have these mechanical and reservoir issues and is not producing at this time. Also, the sale of the Barnett Shale interest will significantly reduce our production revenues going forward as indicated by the fact that the Barnett Shale consisted of eighty-three percent of the revenue for the three months ended September 30, 2008.   Therefore, due to the sale of the Barnett interest and the operational issues with the Gruman – North Dakota well we note that our past performance with regards to revenues and cash flow will not be indicative of future expected results.

See below for revenue detail by property from the third quarter of 2008 compared to the third quarter of 2007.

	2008	%of	2007	%of
	3rd Qtr	Total	3rd Qtr	Total

Barnett Shale	$212,191	83%	$179,161	42%
Gruman - North Dakota	-	0%	160,963	38%
SW Garwood	-	0%	40,037	9%
Panhandle - Water Flood	2,468	1%	1,573	0%
Oklahoma	39,335	15%	36,766	9%
Other	3,665	1%	8,431	2%
Total	$257,659	100%	$426,931	100%

To further explain the decrease in revenue from the third quarter of 2007 to the third quarter of 2008, we have provided the following break-out of production and prices for the two periods.

	3Q 2008	3Q 2007

Barrels of Oil	439	2,642
Price per Barrel	$99.38	$73.79

MCF of Gas	18,866	37,600
Price per MCF	$11.29	$5.94

Total Barrels of Oil Equivalent	3,584	8,927

As noted in the above table, the increase in oil and gas prices offset the fact that the production was down by sixty percent.  The total effect on revenue from the price increases was approximately $268,999; however the effect of the decrease in production offset that positive effect by $(438,271) giving a net effect of $(169,272) on revenue from the third quarter of 2007 to the third quarter of 2008.

Index

Lease Operating and Production Tax Expense
Lease operating and production tax expenses for the quarters ended September 30, 2008 and 2007 were $160,162 and $146,400, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Lease operating expenses remained relatively constant, although revenue decreased by forty percent, due to the fact that although the Gruman well has not been producing, the lease operating costs related to the Gruman well remained constant during the period.  Work on the well continues in an attempt to get the well back on line.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the quarters ended September 30, 2008 and 2007, were $86,736 and $222,871, respectively.  The decrease is mainly due to a decrease in total barrels of oil equivalent production during the quarter ended September 30, 2008 as compared to the same period in 2007 as well as a decrease in the amortizable base used to calculate depletion, due to the sale of the Barnett Shale project.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the third quarter of 2008 was significantly lower than the depletion for the same period in 2007.

General and Administrative Expenses

General and administrative expenses for the quarters ended September 30, 2008 and 2007, were $826,653 and $631,925, respectively.  The increase in total general and administrative expense was mainly due to the increase in personnel costs which was higher due to the fact that stock bonuses (non-cash) granted to employees in 2007 vested in the third quarter of 2008, as well as a stock bonus being granted to employees in the third quarter of 2008.  The total non-cash bonuses to employees recorded in personnel costs in the third quarter of 2008 were $229,375.  The increase in personnel costs were slightly offset due to a decrease in accounting, legal and professional fees.  A summary listing of general and administrative expenses is provided below.

	3rd Quarter	3rd Quarter
	2008	2007

Personnel Costs	$504,192	$273,498
Travel, Meals, and Entertainment	10,275	1,503
Corporate Expenses	68,214	81,165
Accounting, Legal, and Professional Fees	98,781	143,379
Third Party Consultants and Contractors	82,983	71,955
Office Expenses	44,310	40,272
Other	17,898	20,153

Total General and Administrative	$826,653	$631,925

Operating Loss

We generated an operating loss of $(815,892), or $(0.02) per share, for the quarter ended September 30, 2008, compared to an operating loss of $(574,265), or $(0.01) per share, for the quarter ended September 30, 2007. The $(241,627) variance is related mainly to a decrease in revenues, coupled with a decrease in depletion expense and an increase in general and administrative expenses.

Other Income (Expense)

The $(4,066,230) increase from $(851,783) in other expense for the quarter ended September 30, 2007 to $(4,918,013) in other expense for the quarter ended September 30, 2008 is due mainly to the loss recorded on the early extinguishment of the convertible debt.  By paying the debt off early, we had to accelerate the amortization of debt discount and financing costs of approximately $4.5 million that would have been amortized over the life of the convertible note, had we not paid it off early. When the convertible notes were originally recorded, the accounting treatment was to record the debt discount to the equity section of the balance sheet; therefore the net effect of the early retirement of the convertible notes to the equity section of the balance sheet is limited to the write-off of the unamortized financing costs of $241,136.  It is just a reclassification from additional paid in capital to retained earnings.  This loss was partially offset by a decrease in interest expense and a decrease in amortization of debt discount, both of which decreased because the convertible notes were paid off early in the quarter.

Index

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues

Consolidated oil and gas production revenue for the nine months ended September 30, 2008 was $1,357,557 versus $1,163,451 for the nine months ended September 30, 2007.  This represented a seventeen percent increase in revenue in the nine months ended September 30, 2008 over the same period in 2007.  This increase is primarily due to the significant increase in the revenues from our Barnett Shale project; however, the increase is offset by a decrease in revenues from our Gruman North Dakota well (due to pump and pressure depletion issues – discussed herein) and a decrease in revenues from our SW Garwood project (due to the sale of that project – discussed herein).   The Gruman well continues to have mechanical and reservoir issues and is not producing at this time. Also, the sale of the Barnett Shale interest will significantly reduce our production revenues going forward as indicated by the fact that the Barnett Shale consisted of seventy-four percent of the revenue for the nine months ended September 30, 2008.  The continued pump and reservoir issues with the Gruman – North Dakota well will also negatively impact our future revenues given the fact that the Gruman well accounted for thirteen percent of the revenues for the nine months ended September 30, 2008.   Therefore, due to the sale of the Barnett interest and the operational issues with the Gruman – North Dakota well we note that our past performance with regard to revenues and cash flow will not be indicative of future expected results.

See below for revenue detail by property for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

	2008	% of	2007	% of
	9-Months	Total	9-Months	Total

Barnett Shale	$995,445	74%	$414,862	36%
Gruman - North Dakota	175,086	13%	404,889	35%
SW Garwood	26,255	2%	179,689	15%
Panhandle - Water Flood	3,608	0%	9,145	1%
Oklahoma	123,448	9%	102,654	9%
Other	33,715	2%	52,212	4%
Total	$1,357,557	100%	$1,163,451	100%

Index

To further explain the increase in revenue from the first nine months of 2007 to the first nine months of 2008 we have provided the following break-out of production and prices for the two periods.

	2008 9-Mos	2007 9-Mos

Barrels of Oil	3,121	8,086
Price per Barrel	$100.06	$61.97

MCF of Gas	114,334	94,488
Price per MCF	$8.91	$6.39

Total Barrels of Oil Equivalent	22,298	24,156

As noted in the above table, the increase in oil and gas prices played a significant role in the increase in revenue since 2007.  Price increase effects of natural gas and oil on our revenue from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 were $561,559; however the decrease in production offset that increase by $(367,453).

Lease Operating and Production Tax Expense
Lease operating and production tax expenses for the nine months ended September 30, 2008 and 2007 were $709,984 and $489,291, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Lease operating expenses increased due to fact that there were 12 Barnett Shale wells on-line for the first time during the nine months of 2008 that were not on-line for that period in 2007.  In addition, repair and maintenance type work was required on the Pintail and Gruman wells in 2008 causing total lease operating expenses for these two wells to increase.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the nine months ended September 30, 2008 and 2007, were $550,959 and $595,660, respectively.  The decrease is due to (i) a decrease in total barrels of oil equivalent production in the nine months ended September 30, 2008, as compared to the same period in 2007; and (ii) lower costs in the amortizable base due to the sale of the SW Garwood and Barnett Shale projects.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the first nine months of 2008 was lower than the depletion for the same period in 2007.

Index

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 and 2007, were $2,142,550 and $2,072,397, respectively.  The slight increase in total general and administrative expense was mainly due to the increase in personnel costs which was higher due to the fact that stock bonuses given to employees in 2007 vested in the third quarter of 2008, as well as a stock bonus was granted to employees in the third quarter of 2008.  The increase in general and administrative expenses was slightly offset due to a decrease in corporate expenses and third party consultants.  A summary listing of general and administrative expenses is provided below.

	9/30/2008	9/30/2007
	YTD Total	YTD Total

Personnel Costs	$1,101,165	$957,870
Travel, Meals, and Entertainment	25,260	38,091
Corporate Expenses	186,051	241,908
Accounting, Legal, and Professional Fees	452,229	414,261
Third Party Consultants and Contractors	179,040	210,453
Office Expenses	145,188	148,560
Other	53,617	61,254

Total General and Administrative	$2,142,550	$2,072,397

Operating Loss

We generated an operating loss of $(2,045,936), or $(0.05) per share, for the nine months ended September 30, 2008, compared to an operating loss of $(1,993,897), or $(0.05) per share, for the nine months ended September 30, 2007.  The $(52,039) variance is related to an increase in revenues related to our Barnett Shale asset offset by an increase in lease operating costs.

Other Income (Expense)

The $18,361,488 increase from $(2,664,790) in other expense for the nine months ended September 30, 2007 to $15,696,698 in other income for the nine months ended September 30, 2008 is due mainly to the gain of $21,814,753 related to the sale of the DDJET interest in the Barnett Shale offset by the accelerated amortization of debt discounts related to the extinguishment of the convertible notes and the extinguishment of debt related to the forgiveness of the non-recourse project financing related to the Company’s Kallina 46 #1 well in the SW Garwood project. When the convertible notes were originally recorded, the accounting treatment was to record the debt discount to the equity section of the balance sheet; therefore the net effect of the early retirement of the convertible notes to the equity section of the balance sheet is limited to the write-off of the unamortized financing costs of $241,136.

Impact of the Sale of Barnett Shale Interest

The sale of the Barnett Shale interest has put the Company in a strong financial position.  At the time of the sale the Company was able to pay off approximately $18.7 million in convertible debt, and is left with approximately $13.9 million in cash and $784,000 in short term investments on the balance sheet as of September 30, 2008 and no corporate debt.  However, since there will no longer be production revenues being received from the Barnett Shale wells and the North Dakota well continues to experience downhole problems, we have focused our efforts on the commencement of the waterflood project in order to potentially compensate for the lack of production revenue from the Barnett Shale and the decreased production from the North Dakota well.

Index

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal quarter ended September 30, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Petrosearch Energy Corporation’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008.

Changes in internal controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

Item 1	Legal Proceedings

On April 11, 2007, the Company was served with a lawsuit filed against it titled Cause No. 2007-16502; D. John Ogren, R. Bradford Perry and Chester Smitherman v. Petrosearch Corporation; 133rd Judicial District Court, Harris County, Texas.  The plaintiffs were three (3) Series A Preferred shareholders who derived their original shares from Texas Commercial Resources, Inc. (“TCRI”) and became Series A Preferred shareholders of Petrosearch Energy Corporation as a result of the prior mergers.  The plaintiffs had alleged that Petrosearch Corporation (and TCRI, its predecessor) failed to pay accrued, cumulative dividends and refused to allow conversion of their Series A Preferred Stock into Common Stock.    The plaintiffs had alleged breach of contract, fraud and violation of Section 33 of the Texas Securities Act and have requested the award of actual and exemplary damages, interest and attorneys’ fees.   The lawsuit likewise requested the Court to compel the payment of accrued dividends and the examination of the Company’s books and records. The lawsuit was settled in September 2008 and the settlement was paid 100% by the Company's insurance policy.  The payment of the settlement is not an admission of liability, as the Company denies all allegations of wrongdoing contained in the lawsuit.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008 we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities.  We believe each person was knowledgeable about our operations and financial condition.

On September 9, 2008 we issued 100,563 restricted common shares valued at $62,500 to the two independent board members of the Company as compensation for their service on the Board of Directors.

On September 9, 2008 we issued 545,330 restricted common shares valued at $251,250 to five employees of the Company as compensation.  Included in the five employees were the CEO, COO and CFO.

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

Date:  November 14, 2008

By:	/s/ Richard Dole
Richard Dole
Chief Executive Officer, President and Chairman

By:	/s/ David Collins
David Collins
Chief Financial Officer, Chief Accounting Officer and Principal Financial Officer