Form 10KSB/A
period 2007-12-31
PETROSEARCH ENERGY CORP
filed 2009-01-16
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 1

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

Petrosearch Energy Corporation is filing this Amendment No. 1 on Form 10-KSB/A to its Form 10-KSB for the year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission ("SEC") on March 24, 2008 (the "Original 10-KSB") (i) to add additional disclosure relating to the Company’s reserves, production and costs; and (ii) include a statement that our annual report does not require an attestation report from our registered public accounting firm.

This Amendment No. 1 continues to speak as of the date of the Original 10-KSB, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-KSB.

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

As of December 31, 2007 we have $55,485,780 of pre-tax PV-10 for proved reserves associated with our properties. See “Item 2. Properties – Oil and Natural Gas Reserves” for a reconciliation to after-tax PV-10. We are also focused on maintaining a low cost structure throughout our business by maintaining tight control on our corporate overheads and operating costs in our properties.

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

At December 31, 2007 our standardized measure of discounted future net cash flows was $40,389,151. The present value of future net pre-tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum, is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. The table below provides a reconciliation of Pre-tax PV-10 to the standardized measure of discounted future net cash flows at December 31, 2007. Pre-tax PV-10 may be considered a non-GAAP financial measure under the SEC’s regulations. We believe Pre-tax PV-10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. Pre-tax PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our Pre-tax PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, Pre-tax PV-10 is not a substitute for the standardized measure. Our Pre-tax PV-10 measure and the standardized measure of discounted future net cash flows do not purport to present the fair value of our natural gas and oil reserves.

Net present value of future net cash flows, before income taxes	$55,485,780

Future income taxes, discounted at 10%	(15,096,629)

Standardized measure of discounted future net cash flows	$40,389,151

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

No prediction can be made as to the effect,  if any, that future sales of shares of our common  stock or the  availability  of our common stock for future sale  will  have  on the  market  price  of our  common  stock  prevailing  from time-to-time.  The additional registration of our common stock and the sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock

TRANSFER AGENT AND REGISTRAR

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

	12/31/2007	% of	12/31/2006	% of
	YTD	Total	YTD	Total

Barnett Shale	$601,814	33%	$-	0%
Gruman - North Dakota	790,976	43%	825,800	67%
SW Garwood	220,356	12%	96,521	8%
Panhandle - Water Flood	12,854	1%	74,526	6%
Oklahoma	150,240	8%	152,446	12%
Other	51,424	3%	83,665	7%
Total	$1,827,664	100%	$1,232,958	100%

To further explain the variance in revenue from 2006 to 2007, we have provided the following break-out of production and prices for the two years.

	2007	2006
Barrels of Oil	12,842	16,502
Price per Barrel	$69.55	$59.81

MCF of Gas	135,061	14,283
Price per MCF	$6.19	$8.45

As noted in the above table, the increase in oil prices also played a role in the increase in revenue since 2006. The total effect on revenue from the oil price increase was approximately $161,000.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain directly related internal costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Development costs capitalized include costs incurred to provide improved recovery systems such as the cost to drill injection wells. In addition if the materials injected in the reservoir under improved recovery techniques are deemed to be of benefit over the life of the entire project, the costs of the materials are capitalized and amortized along with the wells and related facilities.

Production costs incurred to operate and maintain wells and related equipment and facilities become part of the cost of oil and gas produced and are expensed during the period incurred. Production costs for the Company’s waterflood properties include a maximum $15,000 monthly operating expense for maintenance of the water treatment facility. In addition, production costs include any other costs to inject nonrecoverable materials into the reservoir under improved recovery techniques when related to current production.

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

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2007 and 2006.  The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments.  For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments

Restoration, Removal and Environmental Liabilities

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

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2007 and 2006:

	2007	2006
Acquisition costs	$4,132,070	$3,884,783

Exploration costs	$6,208,979	$8,345,181

Development costs	$222,278	$2,687,742

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2009.

PETROSEARCH ENERGY CORPORATION

By /s/ Richard D. Dole
Richard D. Dole
President and Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Form 10-KSB has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date

By /s/ Richard D. Dole	President, Chief Executive Officer	January 15, 2009
Richard D. Dole	and Chairman of the Board

By /s/ David J. Collins	Chief Financial Officer, Chief Accounting Officer	January 15, 2009
David J. Collins	and Principal Financial Officer

By /s/ Gerald Agranoff	Director	January 15, 2009
Gerald Agranoff

By /s/ Richard Majeres	Director	January 15, 2009
Richard Majeres