Form 10-Q/A
period 2008-03-31
PETROSEARCH ENERGY CORP
filed 2009-01-16
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

PETROSEARCH ENERGY CORPORATION

FORM 10-Q
For The Quarter Ended March 31, 2008

Petrosearch Energy Corporation is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended March 31, 2008 that was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2008 (the "Original 10-Q") to (i) add additional disclosure relating to the Company’s production, and (ii) to revise our certifications to conform to the exact form set forth in Item 601 of Regulation S-B.

This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

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

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Unissued Common	Deferred Compensation	Accumulated Deficit	Total Stock Holders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock
Balance at December 31, 2007	40,941,841	$40,941	483,416	$483,416	43,000	$43,000	$33,196,588	$288,172	$-	$(13,858,311)	$20,193,806
Issuance of common stock committed	297,085	298					287,874	(288,172)			-
Common stock committed for board and employee compensation								181,250	(181,250)		-
Common stock committed for interest expense								401,626			401,626
Amortization of deferred compensation									23,437		23,437
Net loss										(2,021,283)	(2,021,283)
Balance at March 31, 2008	41,238,926	$41,239	483,416	$483,416	43,000	$43,000	$33,484,462	$582,876	$(157,813)	$(15,879,594)	$18,597,586

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2008 follows:

Index

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value ($/share)(2)	Total Intrinsic Value Warrant Exercises(1)

Warrants outstanding at
December 31, 2007	20,304,828	$.92-$2.00	$1.41

Issued	-
Exercised	-
Expired	(150,000)	$1.95	$1.95

Warrants outstanding at
March 31, 2008	20,154,828	$.92-$2.00	$1.40

All outstanding stock warrants are exercisable and fully vested at March 31, 2008.  A summary of outstanding stock warrants at March 31, 2008 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Weighted Average Remaining Contractual Term (Years)	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
20,000	August 2008	.38		$1.95	$1.95
4,851,969	November 2008	.63		$0.98-$1.95	$1.93
1,060,714	February 2010	1.83		$2.00	$2.00
1,982,145	November 2010	2.63		$1.50	$1.50
5,225,000	January 2011	2.75		$1.40	$1.40
575,000	October 2011	3.54		$.92	$.92
6,440,000	December 2011	3.67		$.92	$.92
20,154,828			2.49			$-0-

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

Project Financing

In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  The November 2006 financing was specifically recourse to the Kallina 46#1 well and the associated lease acreage only.  The debt related to the Laurus financing will be extinguished on the financial statements of the Company in May, 2008 as well as any interest that was charged in relation to the Note will be derecognized in that same period.  Including interest, the estimated gain on extinguishment of this debt is approximately $1 million, which will be recorded in the second quarter of 2008 as ordinary income.  It was decided in April 2006 that the Kallina 46#1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned.

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

Index

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

Index

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

See below for revenue detail by property from the first quarter of 2008 compared to the first quarter of 2007.

	2008 1st Qtr	% of Total	2007 1st Qtr	% of Total

Barnett Shale	$327,797	59%	$49,916	14%
Gruman - North Dakota	151,292	27%	180,088	50%
SW Garwood	14,584	3%	65,380	18%
Panhandle - Water Flood	1,140	0%	4,245	1%
Oklahoma	48,571	9%	34,727	10%
Other	11,049	2%	28,620	8%
Total	$554,433	100%	$362,976	100%

To further explain the increase in revenue from the first quarter of 2007 to the first quarter of 2008, we have provided the following break-out of production and prices for the two years.

	1Q 2008	1Q2007

Barrels of Oil	2,006	3,898
Price per Barrel	$94.52	$53.41

MCF of Gas	46,071	19,554
Price per MCF	$7.49	$6.23

As noted in the above table, the increase in oil and gas prices also played a role in the increase in revenue since 2007.  The total effect on revenue from the price increases was approximately $200,237.

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

Index

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

	1st Quarter 2008	1st Quarter 2007

Personnel Costs	$298,485	$396,585
Travel, Meals, and Entertainment	7,941	11,337
Corporate Expenses	57,768	64,095
Accounting, Legal, and Professional Fees	274,551	117,246
Third Party Consultants and Contractors	41,115	77,460
Office Expenses	58,239	57,387
Other	9,141	14,980

Total General and Administrative	$747,240	$739,090

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

Index

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

Date:  January 15, 2009

By:	/s/ Richard Dole
Richard Dole
Chief Executive Officer, President and Chairman

By:	/s/ David Collins
David Collins
Chief Financial Officer, Chief Accounting Officer
and Principal Financial Officer