Form 10-Q/A
period 2008-06-30
PETROSEARCH ENERGY CORP
filed 2009-01-16
CIK 1288382

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

PETROSEARCH ENERGY CORPORATION

FORM 10-Q
For The Quarter Ended June 30, 2008

Petrosearch Energy Corporation is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended June 30, 2008 that was originally filed with the Securities and Exchange Commission ("SEC") on August 6, 2008 (the "Original 10-Q") to (i) add additional disclosure relating to the impact on the financial condition of the Company with respect to the sale of the Barnett Shale interest, (ii) to add additional disclosure concerning the affect of the sale of the Barnett Shale interest on the Company’s oil and gas reserves, and (iii) delete the proforma financial statements for the divestiture of the Barnett Shale interest pursuant to Article 11 of Regulation S-X as they are filed with our Form 8-K/A dated January 15, 2009.

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

Because the Company utilizes the Full Cost Accounting method to account for its oil and gas assets, in order to record a gain on the sale transaction the sale must have significantly altered the relationship between capitalized costs and proved reserves. Being that the amortization rate per barrel of oil equivalent decreased by greater than 50% from before the sale as opposed to after the sale, the Company deemed the alteration of the relationship between capitalized costs and proved reserves to be significant. The reason there was such an alteration was due to the fact that a significant portion of the Barnett Shale’s capital costs was related to undeveloped acreage that did not have any proved reserves associated with it; as opposed to the Company’s other assets whose capital costs are more directly related to proved reserves. As a result, a gain of $21,814,753 has been generated by the sale of the Company’s interest in DDJET.

As presented in the Company’s most recent annual report, as of December 31, 2007, the Company’s proved gas reserves were 2,683,210 Mcf.  This included 1,878,367 of proved gas reserves attributable to the Company’s Barnett Shale interest.  This sale will lead to an approximately 70% decrease in the Company’s proved gas reserves and a 14% decrease in the Company’s total proved reserves.

As of December 31, 2007, the Company’s proved developed gas reserves were 993,730 Mcf.  This included 920,887 of proved developed gas reserves attributable to the Company’s Barnett Shale interest.  This sale will lead to an approximately 93% decrease in the Company’s proved developed gas reserves and a 36% decrease in the Company’s total proved developed reserves.

As of December 31, 2007, the Company’s standardized measure of discounted future net cash flows relating to the Company’s interest in proved oil and gas reserves were $40,389,151. This included $2,180,055 attributable to the Company’s Barnett Shale interest.  This sale will lead to an approximately 5% decrease in the Company’s standardized measure of discounted cash flows.

Index

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

The Gruman 18-1 well continues to have pump and motor assembly issues.  This, along with an unexpected decline in reservoir pressure has severely affected our ability to produce the well during the quarter, and the well continues to have operational issues resulting in no production...

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

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues

Consolidated oil and gas production revenue for the three months ended June 30, 2008 was $545,465 versus $373,544 for the three months ended June 30, 2007.  This represents a 46% increase in revenue in the first quarter of 2008 over the first quarter of 2007.  As expected, this increase was the result of an increase in revenue from our Barnett Shale project of $269,671 over those periods, which was partially offset by decreased production in our Gruman – North Dakota well, and our SW Garwood project.  The Gruman well continues to have pump and motor assembly issues.  This, along with the unexpected decline in reservoir pressure previously discussed, has severely affected our ability to produce the well during the quarter. The sale of the Barnett Shale interest will significantly reduce our production revenues going forward as indicated by the fact that the Barnett Shale consisted of 83% of the revenue for the three months ended June 30, 2008.  The continued pump and reservoir issues with the Gruman – North Dakota well will also negatively impact our future revenues.   Therefore, due to the sale of the Barnett interest and the operational issues with the Gruman – North Dakota well we note that our past performance with regards to revenues and cash flow will not be indicative of future expected results.

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

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues

Consolidated oil and gas production revenue for the six months ended June 30, 2008 was $1,099,898 versus $736,520 for the six months ended June 30, 2007.  This represented a 49% increase in revenue in the six months ended June 30, 2008 over the same period in  2007.  As expected, this increase is primarily due to the increase in the production from our Barnett Shale project.    The effects of this increase were partially offset by a decline in revenue from our Gruman North Dakota well of approximately $61,000 or 26% and a decline in revenue of approximately $106,000 from our SW Garwood properties.  The Gruman well continues to have pump and motor assembly issues.  This, along with the unexpected decline in reservoir pressure previously discussed, has severely affected our ability to produce the well during the quarter. The sale of the Barnett Shale interest will significantly reduce our production revenues going forward as indicated by the fact that the Barnett Shale consisted of 71% of the revenue for the six months ended June 30, 2008.  The continued pump and reservoir issues with the Gruman – North Dakota well will also negatively impact our future revenues given the fact that the Gruman well accounted for 16% of the revenues for the six months ended June 30, 2008.   Therefore, due to the sale of the Barnett interest and the operational issues with the Gruman – North Dakota well we note that our past performance with regard to revenues and cash flow will not be indicative of future expected results.

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

Impact of the Sale of Barnett Shale Interest

Because the Company utilizes the Full Cost Accounting method to account for its oil and gas assets, in order to record a gain on the sale transaction the sale must have significantly altered the relationship between capitalized costs and proved reserves. Being that the amortization rate per barrel of oil equivalent decreased by greater than 50% from before the sale as opposed to after the sale, the Company deemed the alteration of the relationship between capitalized costs and proved reserves to be significant. The reason there was such an alteration was due to the fact that a significant portion of the Barnett Shale’s capital costs was related to undeveloped acreage that did not have any proved reserves associated with it; as opposed to the Company’s other assets whose capital costs are more directly related to proved reserves. As a result, a gain of $21,814,753 has been generated by the sale of the Company’s interest in DDJET.

The sale of the Barnett Shale interest has put the Company in a strong financial position.  At the time the final payment was made, the Company, after paying off approximately $18.7 million in convertible debt, is left with approximately $16 million in cash on the balance sheet and no corporate debt.  However, since there will no longer be production revenues being received from the Barnett Shale wells and the North Dakota well has been experiencing downhole problems, we have focused our efforts on the commencement of the waterflood project in order to potentially compensate for the lack of production revenue from the Barnett Shale and the decreased production from the North Dakota well.

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