Form 10-Q/A
period 2008-09-30
PETROSEARCH ENERGY CORP
filed 2009-01-16
CIK 1288382

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

INDEX

Petrosearch Energy Corporation is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended September 30, 2008 that was originally filed with the Securities and Exchange Commission ("SEC") on November 14, 2008 (the "Original 10-Q") to (i) add additional disclosure relating to the impact on the financial condition of the Company with respect to the sale of the Barnett Shale interest, (ii) delete the proforma financial statements for the divestiture of the Barnett Shale interest pursuant to Article 11 of Regulation S-X as they are filed with our Form 8-K/A dated January 15, 2009.

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