Form 10-K
period 2008-12-31
PETROSEARCH ENERGY CORP
filed 2009-03-25
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title Of Each Class
Common Stock, $0.001Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referencein Part III of this Form 10-K or any amendment to this Form 10-K.. ☒

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant at March 5, 2009, based upon the last reported sales prices on the OTCBB, was $3,863,418

As of March 5, 2009, there were approximately 41,310,578 (net of 1,117,973 treasury shares) shares of common stock outstanding.

PART I

ITEM 1.	BUSINESS

Overview

Petrosearch Energy Corporation (the “Company”, “Petrsearch” and “we”), a Nevada corporation formed in November 2004, is an independent crude oil and natural gas exploration and production company.  We are the successor of Petrosearch Corporation, a Texas corporation formed in August 2003.  (All references to capitalization and business operations herein apply to our current capitalization and operating history, including our predecessor, Petrosearch Texas.)  We are a resource based energy company with current operations focused in North Texas with existing production in Texas and Oklahoma.   A majority of our effort since the sale of our Barnett Shale Project in July, 2008 has been to focus on pursuing strategic alternatives for the Company that will create the most value for our shareholders, as well as  focusing on the development of our Texas Panhandle water flood that we operate .

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

Shares of our common stock have been publicly traded on the OTC Bulletin Board under the symbol “PTSG” since November 2005.   Our principal offices are located at 675 Bering Drive, Houston, Texas 77057, and our telephone number is 713-961-9337.  Our website is www.petrosearch.com.

Business Plan

We are a resource based energy company with operations focused on a waterflood project in North Texas. Our strategic goal is to build intrinsic shareholder value through focused operations from this project while maintaining a low cost structure at every level of our Company.  We have also been in the process of identifying and evaluating other potential opportunities that would complement our current business plan and create economic value.  We believe that the Company has a strong financial position, given the lack of debt and significant cash position.  We intend to use this strong position to create value for the shareholders, whether it be in the form of a merger with a public or private company, or a significant acquisition or sale.  The Company is currently involved in ongoing negotiations with a third party in connection with a possible merger transaction.  However, as of the date of this agreement no defnititve documents have been executed and no assurance can be given that a transaction will be entered into or completed.

On June 25, 2008 we executed a binding agreement for the sale of our limited partnership interest in DDJET Limited LLP (“DDJET”) (“Barnett Shale project”) to Cinco County Barnett Shale LLC (“Cinco”), one of the other two partners in DDJET, for a cash purchase price of $36,000,000.  On June 26, 2008 Cinco paid to Barnett Petrosearch the required $1,800,000 non-refundable deposit to be applied to the purchase price and fulfilled all the other necessary requirements to bind both Cinco and the Company to the sale.  On July 18, 2008 the Company received the balance of the proceeds of the sale of $30,729,008, the net amount after deducting the $1,800,000 down payment previously received from Cinco and $3,470,992 of costs previously owed by the Company which were assumed by Cinco pursuant to the June 25, 2008 agreement.

As of December 31, 2008 we have $5,209,093 of pre-tax PV-10 (present value discounted at 10% of future net revenues) for proved reserves associated with our properties,.  See “Oil and Natural Gas Reserves” for a reconciliation of after tax PV-10.  We are also focused on maintaining a low cost structure throughout our business by maintaining tight control on our corporate overheads and operating costs in our properties.

As of December 31, 2008, the Company had proved reserves of 1,662,786 barrels of oil equivalent (Boe).  This is a decrease of 496,685, or twenty three percent from the proved reserves as of December 31, 2007 which were 2,159,471 Boe.  This decrease relates to i) the sale of the Barnett Shale project in July 2008; and ii) the reclassification of reserves from proved to probable for the Gruman 18-1 due to mechanical and down-hole problems with the well. As of December 31, 2008, the Company’s standardized measure of discounted future net cash flows relating to the Company’s interest in proved oil and gas reserves were $4,839,059.

Employees

As of December 31, 2008, we had five full-time employees and one part time employee, of which three are in executive positions.  None of our employees are represented by a union and we consider our employee relations to be good.

ITEM 1A.	RISK FACTORS

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

During the year ended December 31, 2008 we incurred a net operating loss of $18,811,019.  In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.

Generally, the Securities and Exchange Commission defines a “penny stock” as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The trading price of our common stock is below $5.00 per share.  As a result of this price level, our common stock is considered a penny stock and trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving penny stocks subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock.  As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

We may not operate all projects.

We may not operate all properties in which we have an interest; as a result, we may have limited ability to exercise influence over, and control the risks associated with, operations of these properties.  The failure of a well operator to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interest could reduce our production and revenues.  The success and timing of our development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator's timing and amount of capital expenditures;expertise and financial resources; inclusion of other participants in drilling wells; and use of technology.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control.  Our oil and  gas reserves set forth in this Form 10-K represent the estimated quantities of oil and gas based on reports prepared by third party reserve engineers.  There is a reasonable certainty of recovering the proved reserves as disclosed in those reports.    Information relating to our proved oil and gas reserves is based upon engineering data which demonstrates, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise.

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

ITEM 2.	PROPERTIES

Barnett Shale Project -- In December 2006, through our wholly owned subsidiary, Barnett Petrosearch LLC (“Barnett Petrosearch”), we joined in the formation of a partnership, DDJET Limited LLP (“DDJET”), for the development of a natural gas integrated venture to explore and develop assets in the Barnett Shale. We owned a 5.54% interest in DDJET along with partners Metroplex Barnett Shale LLC (a wholly owned subsidiary of Exxon Mobil Corporation), and Cinco County Barnett Shale LLC (“Cinco” - a privately held Dallas-based company).  On February 29, 2008 we announced that we executed an authorization for the general partner of the Partnership to immediately commence a sales marketing program to interested potential purchasing parties in order to fully assess the current market value of the Partnership.  On June 25, 2008 we executed a binding agreement for the sale of our limited partnership interest in DDJET to Cinco, one of the other two partners in DDJET, for a cash purchase price of $36,000,000.  On June 26, 2008 Cinco paid to Barnett Petrosearch the required $1,800,000 non-refundable deposit to be applied to the purchase price and fulfilled all the other necessary requirements to bind both Cinco and the Company to the sale.  On July 18, 2008 the Company received the balance of the proceeds of the sale of $30,729,008, the net amount after deducting the $1,800,000 down payment previously received from Cinco and $3,470,992 of costs previously owed by the Company to the Partnership which were assumed by Cinco pursuant to the June 25, 2008 agreement.

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

One infill well has been drilled to date. We have an ongoing program to enter each of the 19 old wells that have not been plugged. So far, we have entered nine of these older wells to determine their mechanical status and establish potential productivity. Three of these wells have been equipped and are now capable of producing. Another three wells have been equipped/converted for water injection which was initiated in September 2008.  We have prepared a detailed study and development plan for the field. As of December 31, 2008, our independent engineers, Ryder Scott, estimated our net share of proved oil reserves extractable by water flood at 1.5 million barrels of oil equivalent.  Slightly deeper than the water flood zone, the Moore County Limestone formation has undrilled exploration potential that may be tested in a future well.

To provide water for injection, in November 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw fresh water from the aquifer underlying the landowner’s property. In that same month, we received approval from the Panhandle Groundwater Authority District (“PGAD”) to produce up to 5,000 barrels per day from the aquifer for use in the flood.  We received the approval from the PGAD over the protest filed with the PGAD by the Canadian River Municipal Water Authority (“CRMWA”) attempting to preserve the freshwater for local municipal use only in the area in which we own the rights to the fresh water.  We also applied to the Texas Railroad Commission to amend a previously granted saltwater injection permit to include fresh water injection. On January 5, 2007 we received a letter from the Texas Railroad Commission (“TRRC”) informing us of a protest by CRMWA contesting our application for fresh water injection in the Quinduno Field water flood.   However, as of November 7, 2007, CRMWA has withdrawn their protest and request for hearing as part of an agreement with CRMWA that addresses their concerns with our use of fresh water for enhanced oil recovery.

In January 2008 we signed an agreement with Complete Production Services Inc. (“CPS”), an international oilfield service company which provides that CPS, at its sole expense, will design and construct a water treatment facility no later than 90 days from the effective date of the agreement that will be capable of treating all of our production water up to a maximum of 10,000 bbls per day and likewise treat and provide to the Company a minimum of 5,000 bbls per day of  production water from third party sources.  We, in turn, committed to be capable of injecting not less than 2,000 bbls of treated water per day derived from third party production water within 30 days after the facility is opened, which we have met.  We further committed to be capable of injecting not less than 5,000 bbls of treated water per day derived from third party production water within 180 days after the facility opens, which we fully expect to meet.  In addition we are re-injecting our own treated production water from the oil and gas lease we operate.  We are required to pay a scaled management fee to CPS which commenced on the date the facility opened on the basis of the volume of treated and re-injected water derived from our production.  We have approval from the regulatory agencies to add eight more wells to the existing flood permit, as required under the agreement, to ensure our ability to inject the volumes that CPS will make available.  We do not anticipate any difficulty with obtaining the approval.

The Company made the decision to commence the project and implement the first phase of the water flood project using a portion of the proceeds from the sale of the DDJET partnership interest.  This first phase, which commenced in September 2008, enables the Company to spend the least amount of capital needed to measure the level of initial response of the water injection.  The Company will then be able to make decisions on the future development of the project, and its impact on future potential strategic alternatives.  Due to many different factors, a response time for the water flood can not be accurately projected, but the Company is hopeful that the initial level of response will be known in the next six months.  As of the date of this filing there has been no meaningful response from the waterflood.

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

During 2008 the pump on the Gruman 18-1 producer has been repaired or replaced three times.  The pump was last repaired in early July 2008 after which fluid flow into the wellbore diminished to near zero.  In order to re-establish production we are considering supplementing the produced water injection volume in the Gruman 18-3 well with water from the Dakota formation for pressure maintenance in the mound. Further, we are giving consideration to deepening the 18-1 well to expose more of the mound.  The Gruman well continued to have pump and motor issues.  This along with an unexpected decline in reservoir pressure has severely affected our ability to produce the well.  There has been no production on the well since May 2008.  Additionally, due to the mechanical and down-hole problems with the well, the reserves that were previously classified as proved are no longer able to be classified as such.

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

At December 31, 2008 our standardized measure of discounted future net cash flows was $4,839,059. The present value of future net pre-tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum, is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. The table below provides a reconciliation of Pre-tax PV-10 to the standardized measure of discounted future net cash flows at December 31, 2008. Pre-tax PV-10 may be considered a non-GAAP financial measure under the SEC’s regulations. We believe Pre-tax PV-10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. Pre-tax PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our Pre-tax PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, Pre-tax PV-10 is not a substitute for the standardized measure. Our Pre-tax PV-10 measure and the standardized measure of discounted future net cash flows do not purport to present the fair value of our natural gas and oil reserves.

Net present value of future net cash flows, before income taxes	$5,209,093
Future income taxes, discounted at 10%	(370,034)

Standardized measure of discounted future net cash flows	$4,839,059

The following table sets forth summary information with respect to our proved reserves as of December 31, 2008, as estimated by compiling reserve information, which was prepared by the engineering firms of Ryder Scott Company and internally generated engineering estimates (internal estimates make up less than 1% of our proved reserve estimates).

	Net Reserves			Pre-Tax Present Value of Future Net Revenues
Category	Oil (Bbls)	Gas (Mcf)	BOE(1)
December 31, 2008
Proved Developed	13,077	-	13,077	$215,417
Proved Undeveloped	1,522,042	766,000	1,649,709	$4,993,676

Total Proved	1,535,119	766,000	1,662,786	$5,209,093

(1) Estimated using a conversion ratio of 1.0 Bbl/6.0 Mcf (thousand cubic feet).

Total pre-tax PV-10 value decreased to $5,209,093 as of December 31, 2008 from $55,485,780  as of December 31, 2007.  The factors that caused the significant decrease in the PV-10 value and the decrease in the reserve quantities from 2007 to 2008 were related mainly to i) the significant decrease in the price of oil as of the end of 2008 as opposed to the end of 2007; ii) the sale of the Barnett Shale project in July 2008; and iii) the mechanical and down hole problems associated with our Gruman 18-1 well in North Dakota that caused the reserves to be reclassified as probable, as opposed to proved.

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

Productive Wells

The following table sets forth the total number of our active well bores and working interests (WI) that we maintain in each well as of March 5, 2009:

	No. of Wells	WI (Oil)	WI (Gas)
Gordon 1-18	1	95%	N/A
Quinduno(1)	4	100%	100%
Corbett N. 13 #1	1	10%	10%
Total Productive Wells	6

(1)	Project in which the Company’s working interest reduces to 90% (as described herein– North Texas/Panhandle Water Flood Project Section)

Acreage

The following table summarizes our gross and net developed and undeveloped natural gas and crude oil wells and acreage under lease as of March 5, 2009:

		Wells		Acreage
State		Gross	Net	Gross	Net
Developed acreage:
Texas:
Maddox (Quinduno)	16 Oil	16	16	1,755	1,755
North Dakota	Oil	1	.85	280	238
Oklahoma:
Gordon 1-18	Oil	1	.95	610	579
Corbett N.#13-1	Gas	1	.10	552	55
Total Developed		19		3,197	2,627
Undeveloped acreage:
N/A				-	-
Total Undeveloped				-	-
Total		19		3,197	2,627

Operator Activities

We currently operate 100% of our producing properties, and generally seek to become the operator of record on properties we drill or acquire.

Drilling Activities

The following table sets forth our drilling activities for the last three fiscal years.  Our working interests in the productive wells owned as of December 31, 2008, range from a direct working interest of 100% to 10%.  In 2008 we drilled two wells in our Barnett Shale Project that was sold in June of 2008.  Additionally, there were two wells in our Barnett Shale Project that were drilled as of June 30, 2008 but were not completed before our sale of the Project in July 2008.

	Year Ended December 31,
	2008	2007	2006

Development Wells:
Productive	-	-	1
Non-Productive	-	-	1
Total	-	-	2

Exploratory Wells:
Productive	2	12	1
Non-Productive	-	3	1
Total	2	15	2

Total Wells:
Productive	2	12	2
Non-Productive	-	3	2
	2	15	4

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil, gas and condensate production attributable to interests in all of our fields. Including the average sales prices received and average production costs during the fiscal periods ended December 31, 2008 and December 31, 2007

	2008	2007
Average sales price per barrel of oil	$90.99	$69.55
Average sales price per Mcf of gas	$8.90	$6.19
Lifting costs per barrel of oil equivalent*	$34.77	$20.32

* Excludes the costs of re-entry into wells to assess non-producing assets

ITEM 3.	LEGAL PROCEEDINGS

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

The Company currently is not a party to any other material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol "PTSG". The following table sets forth the quarterly high and low of sales prices per share for the common stock for the last two fiscal years. Our fiscal year ended December 31, 2008.

Quarter	High	Low
1st Quarter 2007	$1.60	$0.61
2nd Quarter 2007	$1.85	$1.20
3rd Quarter 2007	$1.59	$1.00
4th Quarter 2007	$1.25	$0.74
1st Quarter 2008	$0.98	$0.57
2nd Quarter 2008	$0.81	$0.28
3rd Quarter 2008	$0.55	$0.26
4th Quarter 2008	$0.29	$0.12

Treasury Stock – Stock Repurchase Plan

In July 2008 the Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) in which the Company is authorized to repurchase up to $5 million of market value or 10 million shares of its common stock in open market purchases or in privately negotiated transactions. The purchases are to be at the discretion of senior management and will be dependent upon market conditions. The Repurchase Plan did not require any minimum purchase and can be suspended or terminated by the Board of Directors at any time.

In October and November of 2008, the Company purchased 214,800 shares of its common stock at an average share price of approximately $0.21 to be classified as treasury stock.  In February 2009 the Company purchased 903,173 shares of its common stock at an average price of $0.18 (see below).  As of March 5, 2009 pursuant to the Repurchase Plan the company has purchased an aggregate of 1,117,973 shares of common stock at an average price of $.186.  All purchase prices were negotiated based on recent market prices.

In February of 2009, the Company entered into an agreement with a warrant holder which provides for the following:  1) purchase by the Company of 903,173 shares of common stock held by the warrant holder, 2) purchase by the Company of 5,000,000 warrants of the warrant holder, and 3) settlement of any and all liquidated damages under the registration rights of the warrants.   The total amount paid by the Company to the warrant holder as part of this agreement is $285,000 which was paid in February of 2009.

Warrant Buybacks

In February and March of 2009 the Company repurchased 13,930,479 of the 14,807,859 total warrants outstanding as of December 31, 2008 for an average purchase price of less than $0.01 per warrant as negotiated.  These warrants have been cancelled.  The balance of the warrants now outstanding represents 6.4% of the total outstanding warrants as of December 31, 2008 and leaves the Company with a total of 877,380 warrants as of the date of this filing.

Record Holders

On March 5, 2009, the last sales price for the common stock as reported on the OTCBB was $0.14 and there were 41,310,578 shares (net of 1,117,973 treasury shares) common shares outstanding.  On March 5, 2009, there were approximately 2,500 stockholders of record of the common stock.

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

On September 4, 2008 the Company filed Preliminary Schedule 14A stating that at the annual shareholder meeting the Company plans to seek shareholder approval to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000.  The proposed increase in the authorized Common Stock was recommended by the Board to assure that an adequate supply of authorized unissued shares is available for use primarily in connection with corporate transactions, such as mergers and/or acquisitions. However; the Company at this time has decided to delay the shareholders meeting pending its decision regarding its plans to pursue strategic alternatives for the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2008 (October 10 - October 17)	194,800	$0.21	194,800
November 2008 (November 3)	20,000	$0.20	20,000
February 2009 (February 18)	903,173	$0.18	903,173
Total	1,117,973	$0.19	1,117,973	8,882,027 shares/$4,792,741 (2)

(1)	All of the shares purchased were through a plan publicly announced on July 2, 2008

(2)
This plan for the repurchase of $5 million of market value or 10 million shares of its common stock was announced on July 2, 2008. Any purchases under the plan are anticipated to occur over the 12 month period ending on July 1, 2009.  The repurchase plan may be suspended or terminated at any time.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth all equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

RECENT SALES OF UNREGISTERED SECURITIES

All previous sales of unregistered securities during 2008 have been previously disclosed in Form 10-Q’s and Form 8-Ks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe we have been successful over the past several years at building a quality portfolio of oil and gas assets through economical financings and when necessary, monetizing those assets at opportune times to create the most value for the Company.  Given the current market conditions over the broad economy and more specifically the oil and natural gas market, the sale of our Barnett Shale asset in July 2008 near the peak of natural gas prices was extremely fortunate.  The sale left the Company with a substantive cash balance, no debt and a significant waterflood asset.  We intend to use this strong position to create value for the shareholders, whether it is in the form of a merger with a public or private company, or a significant acquisition or sale.  The Company is currently involved in ongoing negotiations with a third party in connection with a possible merger transaction.  However, as of the date of this agreement no definitive documents have been executed and no assurance can be given that a transaction will be entered into or completed.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2008 and the related notes to the financial statements.

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

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

Consolidated oil and gas production revenue for the year ended December 31, 2008 was $1,400,480 versus $1,827,664 for the year ended December 31, 2007.   The decrease in revenue is from the decrease in production associated with the down-hole mechanical and pressure depletion problems associated with the Gruman – North Dakota well and as a result of the sale of the SW Garwood properties in May 2008.  The significant decrease from these two properties was partially offset by increased revenues from our Barnett Shale project which was sold in July 2008.  See below for revenue detail for the years ended December 31, 2008 and 2007.

	12/31/2008	% of	12/31/2007	% of
	YTD	Total	YTD	Total

Barnett Shale	$999,945	71%	$601,814	33%
Gruman - North Dakota	177,436	13%	790,976	43%
SW Garwood	26,255	2%	220,356	12%
Panhandle - Water Flood	9,442	1%	12,854	1%
Oklahoma	165,904	12%	150,240	8%
Other	21,498	2%	51,424	3%
Total	$1,400,480	100%	$1,827,664	100%

To further explain the variance in revenue from 2007 to 2008, we have provided the following break-out of production and prices for the two years.

	2008	2007

Barrels of Oil	3,790	12,842
Price per Barrel	$90.99	$69.55

Mcf of Gas	115,464	135,061
Price per Mcf	$8.90	$6.19

As noted in the above table, the increase in oil and gas prices helped offset the decrease in revenue since 2007 from lower production.  The total effects on revenue from the oil and gas price increases were approximately $275,357 and $366,248, respectively.

Lease Operating and Production Tax Expense

Lease operating and production tax expenses for the year ended December 31, 2008 was $808,172 versus $731,915 for the year ended December 31, 2007, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Although there was a twenty three percent decrease in revenue from the year ended December 31, 2007 to the year ended December 31, 2008, the lease operating expenses increased ten percent because of increased expense work-over related to the Quinduno Field and the Gruman – North Dakota wells.  The workovers for the Quinduno field were related to the commencement of the initial stags of the waterflood in 2008, while the workovers related to the Gruman North Dakota well were done in an attempt to resolve the mechanical and down-hole issues with the well.  Unfortunately, the workovers on the Gruman – North Dakota well were not successful in getting the well back to producing.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the year ended December 31, 2008, and 2007, were $577,394 and $909,311, respectively.  This decrease is mainly due to a significant decrease in the amortizable costs at December 31, 2008 as compared to the same period in 2007 and a significant decrease in production for that same period.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the year ended December 31, 2008 was significantly lower than the depletion for the same period in 2007.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2008 and 2007 were $3,112,047 and $3,022,739, respectively.  The difference of $89,308 is approximately a three percent increase.  Although the total general and administrative expenses had a minimal increase from 2007 to 2008 personnel costs were up twenty nine percent; however, this increase in personnel cost was off set by a decrease in travel, corporate, accounting, legal and professional, third party consultants and office expenses.  The increase in personnel costs was due mainly to the issuance of equity bonuses (non-cash) to management and all full time employees. These non-cash bonuses were awarded to management and employees in 2008 given the fact that all of the management and employees stock warrants had expired in 2008.  A summary listing of general and administrative expenses is provided below.

	YE December 31	YE December 31,
	2008	2007

Personnel Costs	$1,739,296	$1,345,281
Travel, Meals, and Entertainment	45,097	53,609
Corporate Expenses	249,269	311,371
Accounting, Legal, and Professional Fees	548,967	762,684
Third Party Consultants and Contractors	206,584	239,440
Office Expenses	190,654	203,539
Other	132,180	106,815

Total General and Administrative	$3,112,047	$3,022,739

Net Operating Loss

We generated a net operating loss of $(18,811,019), for the year ended December 31, 2008, compared to a net operating loss of $(2,836,301), for the year ended December 31, 2007.  The main reason for the significant difference of $(15,974,718) relates to a required non-cash impairment of the Company’s oil and gas properties.  Under the Full Cost Method of accounting for oil and gas properties, there is a ceiling on the amount of capitalized costs of assets.  That “ceiling” mainly refers to the fact that the net unamortized oil and gas assets can not exceed the present value discounted at 10% of future net revenues (“PV-10”) of the proved reserves.  Due to the significant decrease in oil and gas prices as of December 31, 2008, the PV-10 of our proved reserves was significantly lower than our unamortized costs, resulting in a significant non-cash impairment.  The variance also related to a decrease in revenues, offset by a significant decrease in depreciation, depletion and amortization  and minimal increases in general and administrative and lease operating expenses.

Other Income (Expense)

We had Other Income of $15,768,571 for the year ended December 31, 2008, compared to Other Expense of $3,699,131 for the year ended December 31, 2007, an increase of $19,467,702 from the prior year.   This increase is mainly due to the gain on the sale of our Barnett Shale project and a decrease in interest expense resulting from extinguishment of all debt in 2008, which were partially offset by a loss on extinguishment of debt in 2008.

For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

Consolidated oil and gas production revenue for the year ended December 31, 2007 was $1,827,664 versus $1,232,958 for the year ended December 31, 2006.   The increase in revenue is from the Barnett Shale Project which did not account for any of the revenue in the year ended 2006 and accounted for approximately 33% of the revenue for the year ended December 31, 2007.  In addition, our 16% reversionary interest in one SW Garwood well was in effect for all of 2007, and only a portion of the prior year.  The increase in revenue from the Barnett producing properties and our reversionary interest in one of the SW Garwood wells were partially offset by a slight decrease in production from our Gruman North Dakota well and a decrease in our producing Oklahoma wells. The sale of the Barnett Shale interest will significantly reduce our production revenues going forward as indicated by the fact that the Barnett Shale consisted of 33% of the revenue for the year ended December 31, 2007.  The continued pump and reservoir issues with the Gruman – North Dakota well will also negatively impact our future revenues given the fact that the Gruman well accounted for 43% of the revenues for the year ended December 31, 2007.   Therefore, due to the sale of the Barnett interest and the operational issues with the Gruman – North Dakota well we note that our past performance with regard to revenues and cash flow will not be indicative of future expected results.   See below for revenue detail by property for the years ended December 31, 2007 and 2006.

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

As noted in the above table, the increase in oil prices also played a role in the increase in revenue since 2006.  Also a major impact on the increase in revenues was the significant increase in Mcf of gas produced, mainly from our Barnett Shale project and partially from our SW Garwood project.  The total effect on revenue from the oil price increase was approximately $161,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operating and investing cash flow needs through private offerings of equity securities, sales of crude oil and natural gas, and the use of debt instruments such as convertible notes and revolving credit facilities.  The proceeds from, and the utilization of, all these methods have been, and Management believes will continue to be, sufficient to keep the operations funded and the business plan moving forward.  We plan to continue to utilize these methods to access capital in order to implement our business plan.

Convertible Securities

On November 9, 2007 we executed, with a group of accredited investors, a series of Note and Warrant Purchase Agreements for the sale of  $8,100,000, 8% Senior Secured Convertible Promissory Notes and three year warrants to purchase 1,928,571 shares of our common stock at an exercise price of $1.50 per share for total gross proceeds to us of $8,100,000.   Upon closing the transaction, we also issued the note and the warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement.  These convertible notes were repaid in full on July 21, 2008.  In exchange for cancelling the note and releasing the collateral the note holders were paid the outstanding principal and accrued interest through July 21, 2008.

On February 1, 2007, we executed a Note and Warrant Purchase Agreement for the sale of a $10,000,000 8% Senior Secured Convertible Promissory Note with RCH Petro Investors, LP (“RCH”) and a four year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $1.40 per share for total gross proceeds to us of $10,000,000.   We completed the transaction and received funding on February 7, 2007.  Upon closing, we issued the Convertible Note and the Warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement.  This convertible note was repaid in full on July 21, 2008.  In exchange for cancelling the note and releasing the collateral, the note holder was paid the outstanding principal and accrued interest through July 21, 2008.

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

It was decided in April 2008 that the Kallina 46#1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned.  In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  The November 2006 financing was specifically recourse to the Kallina 46#1 well and the associated lease acreage only.  The debt related to the Laurus financing was extinguished on the financial statements of the Company in May, 2008 as well as any interest that was charged in relation to the Note was reversed in that same period.

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

As of April 1, 2008 the revolving credit facility became due and a payment of $1,602,500 was paid in full to Fortuna Energy.  As per the revolving credit agreement, as part of being paid back in full, Fortuna Energy returned to the Company all of the overriding royalties issued to Fortuna Energy.  The main override related to a 2% override in the Company’s North Dakota, Gruman project.

The 475,000 warrants were put back to the Company in October 2008 for a total payment to Fortuna of $308,750.

Joint Ventures

We continue to strive to develop relationships with institutions to participate in our prospects.  Management believes this will reduce our capital risk and increase the diversity of the projects in which we use our own capital.  We intend to establish these drilling partnership relationships with terms that are standard in the oil and gas industry.

FORWARD LOOKING STATEMENTS AND INFORMATION

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

For a discussion of some additional factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors" section above. The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

We operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements.  All forward-looking statements included in this Form 10-K are based on information available to us on the date of the Form 10-K.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2008, the off-balance sheet arrangements and transactions that the Company has entered into include two operating lease agreements for office space. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

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

Oil and Gas properties.  The Company uses the full cost method of accounting for oil and gas operations.  Accordingly, all costs, including nonproductive costs and certain overhead costs associated with acquisition, exploration and development of oil and gas properties, are capitalized.  Net capitalized costs are limited to the future net revenues, after income taxes, discounted at 10% per year, from proven oil and gas reserves plus the cost of the properties not subject to amortization.  Such capitalized costs, including the estimated future development costs and remediation costs, if any, are depleted by an equivalent units-of-production method, converting gas units (Mcf) to oil units (barrels) at the ratio of six Mcf of gas to one barrel of oil.  Also, with full cost accounting, no gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and gas reserves.  Oil and gas properties not subject to amortization consist of the cost of undeveloped leaseholds and other geological and exploration costs, and totaled $7,099,601 at December 31, 2007 and $0 at December 31, 2008.  If applicable, these costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of the oil and gas properties subject to amortization.  Factors considered by management in its impairment assessment include drilling results, re-evaluations of properties, terms of oil and gas leases not held by production and available funds for exploration and development.

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

Stock based compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on the estimated fair value.  Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Total share-based compensation expense for equity-classified employee awards, was $313,750 during the year ended December 31, 2008.  As of December 31, 2008, there is no estimated unrecognized compensation expense from unvested stock options.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included in this report beginning on page 32.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Petrosearch Energy Corporation’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008 the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth our Directors and executive officers as of December 31, 2008.

Name	Age	Position

Richard D. Dole	63	Director, Chairman, President and CEO
Wayne Beninger	55	Chief Operating Officer
David Collins	40	Chief Financial Officer
Gerald Agranoff	62	Director
Richard Majeres	42	Director

Richard D. Dole, Director, Chairman of the Board, President and CEO
Mr. Dole joined us as a Director in July 2004, and assumed the positions of Chairman, President and CEO in December 2004.  Mr. Dole previously served as Vice President and Chief Financial Officer for Burlington Resources International from 1998 to 2000. Since that time he has been active in consulting and financial services. He was a co-founder of Benefits Access Solutions, LLC, a company formed to provide financial services and benefit options to employees and members of corporate organizations. He was also co-founder and managing partner of Innovation Growth Partners, LLC, a firm that provided management and consulting services to early stage companies. Mr. Dole’s extensive industry experience includes being National Partner-in-Charge of Business Process Solutions at KPMG.  Prior to that he was with Coopers & Lybrand (now PriceWaterhouse Coopers) where he served as Assurance and Business Advisory Partner for nearly 20 years and also served in numerous senior management roles, including National Chairman for the Energy and Natural Resources Industry practices for over 15 years and as the Vice Chairman for the U.S. Process Management business unit.  From August 2003 to July 2004, Mr. Dole was also a member of the Board of Directors of Westport Resources Corporation (NYSE: WRC), a member of its audit committee and a designated financial expert. He currently serves as Chairman and CEO of Double Eagle Petroleum Company (DBLE, NASDAQ Global Select Market).    Mr. Dole graduated from Colorado State University.

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

Gerald N. Agranoff, Director
Gerald N. Agranoff joined us as a Director in May 2004.  Mr. Agranoff has been counsel to the firm of Kupferman & Kupferman, L.L.P. in New York since 2004 and has been a general partner of SES Family Investment and Trading Partnership, L.P., an investment partnership since 1995.  Mr. Agranoff has also been a member of Inveraray Capital Management L.L.C., the investment manager of Highlander Fund B.V. and Highlander Partners (USA) L.P since 2002.  He is also a director and the chair of the audit committee of Triple Crown Media Inc (symbol, TCMI). Active in Wall Street financial transactions for over two decades, his specialties include taxation, investments and corporate finance. From 1975 through 1981, Mr. Agranoff was engaged exclusively in the private practice of law in New York and was an adjunct-instructor at New York University's Institute of Federal Taxation. Previously, he served as attorney-advisor to a Judge of the United States Tax Court. He holds an L.L.M. degree in Taxation from New York University and J.D. and B.S. Degrees from Wayne State University.

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

BOARD OF DIRECTORS AND ITS COMMITTEES

During the fiscal year ended December 31, 2008 the Board of Directors held five meetings.  Mr. Dole is our only Director who is also an Officer.  Our Board of Directors currently has an Audit Committee and a Compensation Committee which are comprised of independent directors Richard Majeres and Gerald Agranoff.  We do not have a Nominating Committee.  The entire Board of Directors acts as our Nominating Committee.

Audit Committee

Our Audit Committee is made up of our two independent Board members, Mr. Richard Majeres and Mr. Gerald Agranoff.  Mr. Majeres is the Chairman of the Audit Committee and is the designated Financial Expert.  During the fiscal year ended December 31, 2008 the Audit Committee held four meetings.

Compensation Committee

On March 23, 2007 our Board of Directors approved the formation of a Compensation Committee made up of our two independent Directors, Mr. Gerald Agranoff and Mr. Richard Majeres.  Mr. Agranoff was designated the Chairman of the Compensation Committee.  During the fiscal year ended December 31, 2008 the Compensation Committee held three meetings.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the following individuals for fiscal years ended December 31, 2008 and 2007.   No other compensation was paid to our named executive officers other than the compensation set forth below.

Name and Principal Position (a)	Title	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
	Chairman,	2008	$250,000	$150,000	$100,000	-0-	-0-	-0-	-0-	$500,000
Richard Dole(1)	CEO and President	2007	$223,750	$120,000	-0-	-0-	-0-	-0-	-0-	$343,750
		2008	$215,000	$86,250	$58,750	-0-	-0-	-0-	-0-	$360,000
David Collins (2)	CFO	2007	$201,875	$65,000	-0-	-0-	-0-	-0-	-0-	$266,875
		2008	$250,000	$86,250	$58,750	-0-	-0-	-0-	-0-	$395,000
Wayne Beninger (3)	COO	2007	$250,000	$55,000	-0-					$305,000

Notes to Summary Compensation Table:

(1)
Mr. Dole was appointed as a Director in July 2004.  On December 30, 2004, Mr. Dole assumed the roles of Chairman of our Board of Directors, President and Chief Executive Officer.  Mr. Dole became an employee of the Company as of January 1, 2005.  Mr. Dole renewed his employment agreement with the Company in May 2007 for a term of one year which calls for compensation of $20,833 per month.

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

EMPLOYMENT AGREEMENTS

The employment contracts in existence with officers and key personnel include employment contracts with each of Richard Dole (Chairman, President and CEO), David Collins (Chief Financial Officer) and Wayne Beninger, (Chief Operating Officer).  These employment agreements became effective May 1, 2007 and were amended and restated as of September 2, 2008.  In determining to amend the executive officers employment agreements, the Board of Directors considered, among other factors, that (i) the substantial reduction in the  aforementioned severance obligations (in excess of $1.1 million) would make the company more attractive to a potential strategic partner and (ii) the changes in the employment agreements would ensure an environment that allows the executive officers to objectively evaluate and effect all potential strategic alternatives which may arise.

The amended and restated employment contracts with Messrs. Dole, Collins and Beninger provide for an employment term of two years, expiring on May 1, 2009.  Each of the amended and restated employment contracts provides for termination by the Company upon death or disability, with six month severance payments for Messrs Collins and Beninger and 12 month severance for Mr. Dole.  Each of the amended and restated employment contracts permits termination by the Company for cause, which includes malfeasance, misuse of funds, insubordination, competing with the Company, a material uncured breach or conviction for a felony or crime of moral turpitude.  The agreements may be voluntarily terminated by the employee at any time, with no severance payment.  Additionally, under the amended and restated  agreements, each executive officer has agreed to a fixed sum payable upon certain triggering events which sum, in the aggregate, is substantially less than the sum payable under the pre-amendment agreements.  The triggering events which give rise to each officer’s severance amount are any of the following events:  (i) the employment agreement is terminated by the Company without “cause”, (ii) the employee terminates his employment for “good reason”, (iii) the employee’s employment is voluntarily (by the employee) or involuntarily terminated upon a “Change in Control”, or (iv) the agreement expires (on April 30, 2009) without the occurrence of any of the events listed in (i), (ii) or (iii) above.  With respect to Mr. Beninger and Mr. Collins, the fixed severance amount is $550,000.  With respect to Mr. Dole, the fixed severance amount is $850,000.

Outstanding Equity Awards at Fiscal Year End 2008:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)
None

LONG-TERM INCENTIVE PLANS

We currently have no Long-Term Incentive Plans.

DIRECTOR COMPENSATION

For the year ending December 31, 2008, the Board of Directors approved compensation of $75,000 to independent board members, Gerald Agranoff and Richard Majeres, for their services for 2008. This amount was to be paid at least one-third in stock with the balance in cash; with the cash paid quarterly and the balance paid by the issuance of shares of our restricted common stock.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Gerald Agranoff	$50,000	$25,000	-0-	-0-	-0-	-0-	$75,000
Richard Majeres	$37,500	$37,500	-0-	-0-	-0-	-0-	$75,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at March 5, 2009 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 5, 2009 we had 41,310,578 (net of 1,117,973 treasury shares) shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock (1)
Common Stock	Richard D. Dole Chairman, President and CEO 675 Bering Drive, Suite 200 Houston, Texas 77057	487,016	(2)	1.15%
Common Stock	Wayne Beninger Chief Operating Officer 675 Bering Drive, Suite 200 Houston, Texas 77057	376,579	(3)	0.89%
Common Stock	David J. Collins Vice President and Chief Financial Officer 675 Bering Drive, Suite 200 Houston, Texas 77057	769,073	(4)	1.81%
Common Stock	Gerald Agranoff Director 675 Bering Drive, Suite 200 Houston, Texas 77057	55,893	(5)	0.13%
Common Stock	Richard Majeres Director 675 Bering Drive, Suite 200 Houston, Texas 77057	178,364	(6)	0.42%

	All Officers and Directors as a group (total of 5)	1,866,925	(7)	4.40%

Common Stock	Commonwealth Bank of Australia 48 Martin Place, Level 2 Sydney NSW 2000, Australia	3,850,000	(8)	9.07%
Common Stock	Ironman Energy Master Fund 2211 Norfolk, Suite 611 Houston, Texas 77098	2,541,459	(9)	5.99%
Common Stock	Wellington Trust Company, NA 75 State Street Boston, MA 02109	2,455,871	(10)	5.79%
Common Stock	Allen Crosswell 2121 Sage, Suite 290 Houston, TX 77056	3,000,488	(11)	7.07%

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 5, 2009.  As of March 5, 2009 there were 41,310,578 (net of 1,117,973 treasury shares) shares of our common stock issued and outstanding.

(2)   Includes 487,016 shares of common stock held directly.
(3)  Includes 376,579 shares of common stock held directly.
(4)   Includes 769,073 shares of common stock held directly.
(5)  Includes 55,893 shares of common stock held directly.
(6)  Includes 178,364 shares of common stock held directly.

(7)  Includes 1,866,925 shares of common stock held directly.
(8)  Includes the following: 2,790,000 shares held by First State Investments Global Resources Long Short Fund Limited; and 500,000 shares held by Colonial First State Wholesale Global Resources Long Short Fund; and 401,000 shares held by First State Investments Global Energy Long Short Master Fund; and 159,000 shares held by Colonial First State Wholesale Global Energy Long Short Fund.
(9)  Includes 2,425,259 shares owned by Ironman Energy Master Fund and 116,200 shares owned by Ironman PI Fund (QP), LP.
(10)  Includes 2,455,871 owned by Wellington Trust Company, NA
(11)  Includes 2,421,738 shares owned directly by Allen Crosswell and 578,750 shares held by CHLG Funding.
____________________________

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Ham, Langston & Brezina, L.L.P. for the audit of our annual financial statements for fiscal year 2008 and fiscal year 2007 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Ham, Langston & Brezina, L.L.P. for fiscal year 2008 and fiscal year 2007.

	2008	2007

Audit fees	$80,400	$105,700
Audit-related fees	0	0
Tax fees	4,500	17,000
All other fees	7,017	2,275

Total	$91,917	$124,975

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

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ham, Langston & Brezina, L.L.P. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation of Petrosearch Energy Corporation (1)
3.2	Bylaws of Petrosearch Energy Corporation (1)
3.3	Articles of Merger (1)
4.1	Share Purchase Agreement dated January 24, 2005 with CBarney Investments (1)
4.2	Amended Share Purchase Agreement dated April 19, 2005 with CBarney Investments (1)
4.3	Share Purchase Agreement dated January 24, 2005 with Mark X (1)
4.4	Amended Share Purchase Agreement dated April 19, 2005 with Mark X (1)
4.5	Share Purchase Agreement with Mark 1 dated November 24, 2004 (1)
4.6	Common Stock Purchase Warrant [Form Of] (1)
4.7	Subscription and Registration Rights Agreement [Form Of] (1)
10.1	Revolving Credit Facility dated October 1, 2004 with Fortuna Asset Management (1)
10.2	Revolving Credit Note dated October 2004 with Fortuna Energy, L.P. (1)
10.3	Assignment of Overriding Royalty Interest (Fortuna Energy, L.P.) dated October 2004 (1)
10.4	Pledge Agreement (Fortuna Energy, L.P.) dated October 2004 (1)
10.5	Master Deed of Trust (Fortuna) dated October 2004 (1)
10.6	Amended and Restated Revolving Credit Note with Fortuna Energy, LP dated September 29, 2005 (5)
10.7	Amended and Restated Revolving Credit Agreement with Fortuna Energy, LP dated September 29, 2005 (5)
10.8	Warrant Agreement (Fortuna Energy, LP dated September 29, 2005 (5)
10.9	Joint Operating Agreement [Form Of] (1)
10.10	Employment Agreement dated November 15, 2004 with Richard Dole (1)
10.11	Employment Agreement dated May 1, 2005 with Wayne Beninger (1)
10.12	Employment Agreement dated May 1, 2005 with David Collins (1)
10.13	Gas Purchase, Gathering, Treating and Processing Agreement with Bear Paw Energy, LLC dated December 1, 2003 (2)
10.14	Crude Oil Purchase Contract with Plains Marketing, L.P. dated January 25, 2005 (2)
10.15	Lease Purchase Contract with Eighty Eight Oil, LLC dated November 1, 2003 (2)
10.16	Asset Purchase Agreement with Quinduno Energy dated October 18, 2005 (6)
10.17	Agreement with Rock Energy Partners Operating, L.P. and Rock Energy Partners, L.P. dated January 11, 2006 (7)
10.18	Amended Right of First Refusal Agreement with Rock Energy Partners Operating, L.P. and Rock Energy Partners, L.P. dated January 11, 2006 (7)
10.19	Subscription Agreement (Form Of) (8)
10.20	Warrant Agreement (Form Of) (8)
10.21	Extension Agreement with ExxonMobil Corporation dated March 30, 2006 (9)
10.22	Second Amended and Restated Program Agreement with Harding Company dated August 29, 2006 (10)
10.23	Second Amendment to Petrosearch-Garwood Agreement dated September 21, 2006 (11)
10.24	Option Agreement with Rock Energy Partners dated September 21, 2006 (12)
10.25	Securities Purchase Agreement dated November 1, 2006, by and between Garwood Petrosearch, Inc. and Laurus Master Fund, Ltd. (12)

10.26	Secured Term Note dated November 1, 2006, by and between Garwood Petrosearch, Inc. and Laurus Master Fund, Ltd. (12)
10.27	Stock Pledge Agreement dated November 1, 2006, by and between Petrosearch Energy Corporation and Laurus Master Fund, Ltd. (12)
10.28	Master Security Agreement dated November 1, 2006, by Garwood Petrosearch, Inc. (12)
10.29	Deed of Trust dated November 1, 2006 by Garwood Petrosearch, Inc. (12)
10.30	Common Stock Purchase Warrant dated November 1, 2006, by Garwood Petrosearch, Inc. (12)
10.31	Partnership Agreement dated December 15, 2006 (DDJET) (13)

10.32	Note and Warrant Purchase Agreement with RCH Petro Investors, LP dated February 1, 2007 (14)
10.33	8% Senior Secured Convertible Note dated February 7, 2007 (RCH Petro Investors, LP) (14)
10.34	Pledge and Security Agreement dated February 7, 2007 (RCH Petro Investors, LP) (14)
10.35	Registration Rights Agreement dated February 7, 2007 (RCH Petro Investors, LP) (14)
10.36	Warrant Agreement dated February 7, 2007 (RCH Petro Investors) (14)
10.37	Employment Agreement of Richard D. Dole (15)
10.38	Employment Agreement of Wayne Beninger (15)
10.39	Employment Agreement of David Collins (15)
10.40	Note and Warrant Purchase Agreement dated November 9, 2007(16)
10.41	8% Senior Secured Convertible Note dated November 9, 2007 (Form of) (16)
10.42	Pledge and Security Agreement dated November 9, 2007(16)
10.43	Registration Rights Agreement dated November 9, 2007(16)
10.44	Warrant Agreement dated November 9, 2007 (Form of) (16)
10.45	Investment Banking Agreement with Arabella Securities (17)
10.46	Extension to Employment Agreement – Wayne Beninger(20)
10.47	Extension to Employment Agreement – David Collins(20)
10.48	Amended and Restated Employment Agreement of Richard Dole(21)
10.49	Amended and Restated Employment Agreement of Wayne Beninger(21)
10.50	Amended and Restated Employment Agreement of David Collins(21)
14.1	Code of Ethics (4)
21.1	List of Subsidiaries *
23.1	Consent of Ryder Scott Company, March 9, 2009 *
31.1
Certification of Chief Executive Officer of Petrosearch Energy Corporation required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities  Exchange  Act  of  1934,  as  adopted pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.*

31.2
Certification of Chief Financial Officer of Petrosearch Energy Corporation   required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities  Exchange  Act  of  1934,  as  adopted pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.*

32.1	Certification of Chief Executive Officer of Petrosearch Energy Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*
32.2	Certification of Chief Financial Officer of Petrosearch Energy Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*

Footnotes to Exhibits:
*	Filed herewith.
1	Previously filed as an exhibit to our Form SB-2 Registration Statement on June 6, 2005 and incorporated herein by reference.
2	Previously filed as an exhibit to our Form SB-2/A Amendment No. 1 Registration Statement on August 1, 2005 and incorporated herein by reference.
3	Previously filed as an exhibit to our Form SB-2/A, Amendment No. 2 Registration Statement on August 5, 2005 and incorporated herein by reference.
4	Previously filed as an exhibit to our Form SB-2/A, Amendment No. 3 Registration Statement on August 23, 2005 and incorporated herein by reference.
5	Previously filed as an exhibit to our current report on Form 8-K filed October 4, 2005 and incorporated herein by reference.
6	Previously filed as an exhibit to our current report on Form 8-K filed November 2, 2005 and incorporated herein by reference.
7	Previously filed as an exhibit to our current report on Form 8-K filed January 18, 2006 and incorporated herein by reference.
8	Previously filed as an exhibit to our current report on Form 8-K filed February 9, 2006 and incorporated herein by reference.
9	Previously filed as an exhibit to our current report on Form 8-K filed April 3, 2006 and incorporated herein by reference.

10	Previously filed as an exhibit to our current report on Form 8-K filed September 5, 2006 and incorporated herein by reference.
11	Previously filed as an exhibit to our current report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
12	Previously filed as an exhibit to our current report on Form 8-K filed November 7, 2006 and incorporated herein by reference.
13	Previously filed as an exhibit to our current report on Form 8-K filed December 20, 2006 and incorporated herein by reference.
14	Previously filed as an exhibit to our current report on Form 8-K filed February 7, 2007 and incorporated herein by reference.
15	Previously filed as an exhibit to our Form 8-K filed on June 7, 2007 and incorporated herein by reference.
16	Previously filed as an exhibit to our current report on Form 8-K filed November 13, 2007 and incorporated herein by reference.
17	Previously filed as an exhibit to our Form SB-2/A, Amendment No. 2 Registration Statement on July 3, 2007 and incorporated herein by reference
18	Previously filed as an exhibit to our Form SB-2 Registration Statement on February 1, 2008 and incorporated herein by reference.
19	Previously filed as an exhibit to our Form S-1/A Registration Statement on April 17, 2008
20	Previously filed as an exhibit to our Form S-1/A Registration Statement on May 22, 2008
21	Previously filed as an exhibit to our Form 8-K filed on June 30, 2008

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2009.

PETROSEARCH ENERGY CORPORATION

By /s/ Richard D. Dole
Richard D. Dole
President and Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Form 10-K has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date

By /s/ Richard D. Dole	President, Chief Executive Officer	March 25, 2009
Richard D. Dole	and Chairman of the Board

By /s/ David J. Collins	Chief Financial Officer,	March 25, 2009
David J. Collins	Chief Accounting Officer,
and Principal Financial Officer

By /s/ Gerald Agranoff	Director	March 25, 2009
Gerald Agranoff

By /s/ Richard Majeres	Director	March 25, 2009
Richard Majeres

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Petrosearch Energy Corporation

We have audited the accompanying consolidated balance sheets of Petrosearch Energy Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petrosearch Energy Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 24, 2009

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007

ASSETS	December 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$12,810,370	$8,033,611
Accounts receivable:
Joint owners-billed, net of allowance of $50,148 at December 31, 2008 And $62,179 at December 31, 2007	146	203,671
Joint owners-unbilled	59	3,568
Oil and gas production sales	33,510	319,926
Prepaid expenses and other current assets	482,970	987,155
Total current assets	13,327,055	9,547,931

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	24,668,141	33,235,534
Properties not subject to amortization	-	7,099,601
Other property and equipment	153,031	153,031
Total	24,821,172	40,488,166
Less accumulated depreciation, depletion and amortization	(19,136,640)	(3,266,658)
Total property and equipment, net	5,684,532	37,221,508

Prepaid oil and gas costs	-	1,432,906

Deferred tax asset	3,454,071	-

Other assets	247,474	834,287

Total assets	$22,713,132	$49,036,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$-	$2,066,087
Accounts payable	329,810	960,020
Accrued liabilities for Barnett property costs	-	2,379,073
Accrued liabilities	337,463	1,582,689
Warrants subject to mandatory redemption	-	321,140
Total current liabilities	667,273	7,309,009

Long-term debt, net of current portion – Kallina	-	6,919,890
Convertible debt	-	13,914,013
Other long-term obligations	776,870	699,914
Total liabilities	1,444,143	28,842,826

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares
Authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized; 227,245 shares issued and outstanding at December 31, 2008 and 483,416 shares issued and outstanding at December 31, 2007	227,245	483,416
Series B convertible preferred stock, 100,000 shares authorized; 43,000 shares issued and outstanding at December 31, 2008 and December 31, 2007	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 42,425,679 and 40,941,841 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	42,426	40,941
Additional paid-in capital	34,447,694	33,196,588
Un-issued common stock	-	288,172
Accumulated deficit	(13,446,688)	(13,858,311)
Less 214,800 treasury shares, at cost	(44,688)	-
Total stockholders' equity	21,268,989	20,193,806

Total liabilities and stockholders' equity	$22,713,132	$49,036,632

The accompanying notes are an integral part of these consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2008 and 2007

	Year Ended
	December 31,
	2008	2007

Oil and gas production revenues	$1,400,480	$1,827,664

Operating costs and expenses:
Lease operating and production taxes	808,172	731,915
Depreciation, depletion and amortization	577,394	909,311
Impairment of oil and gas properties	15,713,886	-
General and administrative	3,112,047	3,022,739

Total costs and expenses	20,211,499	4,663,965

Operating loss	(18,811,019)	(2,836,301)

Other income / (expense):
Interest income	179,642	230,951
Interest expense	(1,348,940)	(1,905,066)
Amortization of financing costs and debt discount	(1,444,009)	(2,021,628)
Gain on sale of DDJET interest	21,814,753	-
Loss on extinguishment of debt	(3,445,265)	-
Change in value of warrant liability	12,390	(3,388)

Total other income / (expense), net	15,768,571	(3,699,131)

Loss before provision for income taxes	(3,042,448)	(6,535,432)

Deferred tax (expense)/benefit	3,454,071	-

Net income (loss)	$411,623	$(6,535,432)

Basic and diluted net loss per common share	$0.01	$(0.17)

Weighted average common shares	41,797,282	39,476,379

The accompanying notes are an integral part of these consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007

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

The accompanying notes are an integral part of these consolidated financial statements

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007

			Series A		Series B		Additional	Unissued			Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Treasury	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Deficit	Equity
Balance at December 31, 2007	40,941,841	$40,941	483,416	$483,416	43,000	$43,000	$33,196,588	$288,172	$-	$(13,858,311)	$20,193,806
Issuance of common stock committed	297,085	298					287,874	(288,172)			-
Common stock issued for interest expense	501,448	501					401,125				401,626
Common stock issued for employee and board compensation	645,893	646					313,104				313,750
Conversion of preferred stock to common stock	39,412	40	(256,171)	(256,171)			256,131				-
Additional costs of raising capital							(7,128)				(7,128)
Repurchase of common stock									(44,688)		(44,688)
Net income										411,623	411,623
Balance at December 31, 2008	42,425,679	$42,426	227,245	$227,245	43,000	$43,000	$34,447,694	$-	$(44,688)	$(13,446,688)	$21,268,989

The accompanying notes are an integral part of these consolidated financial statements.

PETROSEARCH ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$411,623	$(6,535,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization expense	577,394	909,311
Gain on sale of oil and gas properties	(21,814,753)	-
Impairment of oil and gas properties	15,713,886	-
Stock-based compensation and interest expense	715,376	990,795
Amortization of deferred rent	(8,995)	(5,082)
Amortization of debt discount and beneficial conversion feature	1,173,497	1,644,124
Amortization of financing costs	270,512	377,504
Accretion of asset retirement obligation	37,314	33,433
Change in value of warrant liability	(12,390)	3,388
Bad debt expense	-	25,000
Deferred tax benefit	(3,454,071)	-
Loss on extinguishment of debt	3,445,104	-
Changes in operating assets and liabilities:
Accounts receivable	493,450	30,537
Prepaid expenses and other assets	(53,495)	(344,140)
Accounts payable and accrued liabilities	(515,247)	865,391
Trade note payable	-	(409,819)

Net cash used in operating activities	(3,020,795)	(2,414,990)

Cash flows from investing activities:
Proceeds from sale of Barnett interest	36,000,000	-
Capital expenditures, including purchases and development of properties	(6,931,880)	(9,082,326)

Net cash used provided by (used in) investing activities	29,068,120	(9,082,326)

Cash flows from financing activities:
Additional costs of raising capital	(7,128)	(19,343)
Purchase of treasury stock	(44,688)	-
Payment of warrant liability	(308,750)	-
Proceeds from convertible debt	-	18,100,000
Repayment of notes payable	(20,910,000)	(2,265,348)

Net cash (used in) provided by financing activities	(21,270,566)	15,815,309

Net increase in cash and cash equivalents	4,776,759	4,317,993

Cash and cash equivalents at beginning of period	8,033,611	3,715,618

Cash and cash equivalents at end of period	$12,810,370	$8,033,611

Supplemental disclosures of cash flow information:
Interest paid	$551,217	$399,315

Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PETROSEARCH ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization

Petrosearch Energy Corporation (the “Company”), a Nevada Corporation formed in November 2004, is an independent crude oil and natural gas exploration and production company based in Houston, Texas, with a second office in Dallas, Texas.  The Company is the successor of Petrosearch Corporation, a Texas corporation formed in August 2003.    The Company’s current operations are focused in North Texas with existing production in Texas and Oklahoma.   A majority of the Company’s effort since the sale of its Barnett Shale Project in June, 2008 has been to focus on pursuing strategic alternatives for the Company that will create the most value for its shareholders, as well as focusing on the development of the Company’s Texas Panhandle water flood that it operates .

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries.  In addition, during 2008 and 2007, the consolidated financial statements of the Company include its pro-rata share of the accounts of the DDJET Limited LLP Partnership, in which the company had a 5.54 percent ownership interest until the time of sale in 2008.  All significant inter-company accounts and transactions have been eliminated.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain directly related internal costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized.  Development costs capitalized include costs incurred to provide improved recovery systems such as the cost to drill injection wells. In addition, if the materials injected in the reservoir under improved recovery techniques are deemed to be of benefit over the life of the entire project, the costs of the materials are capitalized and amortized along with the wells and related facilities.

Production costs incurred to operate and maintain wells and related equipment and facilities become part of the cost of oil and gas produced and are expensed during the period incurred. Production costs for the Company’s waterflood properties includes a maximum $15,000 monthly operating expense for maintenance of the water treatment facility. In addition, production costs include any other costs to inject nonrecoverable materials into the reservoir under improved recovery techniques when related to current production.

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

The following table reflects the depletion expense incurred from oil and gas properties during the years ended December 31, 2008 and 2007:

	2008	2007

Depletion Expense	$546,783	$879,171
Depletion expense per BOE produced	$23.61	$24.41

At December 31, 2007, unproved oil and gas properties not subject to amortization included $7,099,601 of property acquisition, exploration and development costs that are not being amortized.  Unproved leasehold costs at December 31, 2007 consisted of interest in leases located in Mississippi, Oklahoma and Texas.  All of the costs were reclassified to the amortizable base in 2008 when they were evaluated and proved reserves were discovered, impairment was indicated or when the lease terms expired.    Other unproved costs at December 31, 2007 were written-off to the full cost pool when the properties were sold in 2008.

Unproved properties represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities.  These costs are reviewed periodically for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased.

Other Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years for office furniture and equipment and transportation and other equipment.  Additions or improvements that increase the value or extend the life of an asset are capitalized.  Expenditures for normal maintenance and repairs are expensed as incurred.  Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations.  Depreciation expense for other property and equipment for the years ended December 31, 2008 and 2007 was $30,611 and $30,140, respectively.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

	As of December 31,
	2008	2007
Beginning asset retirement obligation	$804,855	$875,077
Liabilities incurred	11,276	5,798
Liabilities settled	(11,276)	(5,732)
Revisions in estimated cash flows	1,565	(103,721)
Properties sold	(79,211)	-
Accretion expense	37,314	33,433
Ending asset retirement obligation	$764,523	$804,855

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Receivables

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability.  Many of the Company’s receivables are from joint interest owners on properties of which the Company is the operator.  Thus, the Company may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.  Generally, the Company's crude oil and natural gas receivables are collected within two months.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of December 31, 2008 and 2007, the Company provided an allowance of $50,148 and $62,179, respectively, for doubtful accounts for trade receivables or joint interest owner receivables.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2008 and 2007.  The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments.  For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

As described below under recently issued accounting pronouncements, the Company adopted FAS 157 on January 1, 2008. FAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2008, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated.  Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.  As of December 31, 2008 and 2007, the Company has included approximately $132,800 and $185,000, respectively, in its asset retirement obligation liability for future restoration costs on drilled properties.

Concentration of Credit Risk and Major Customers

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with major financial institutions selected based upon management’s assessment of the banks’ financial stability.  Balances regularly exceed the federal depository insurance limit.  The Company has not experienced any losses on deposits.

Excluding the Company’s revenue from the DDJET Partnership, which is marketed by the operator of the project and comprises 71% of the Company’s 2008 revenue, 24% of its revenue was received from two customers in 2008.   Excluding the Company’s revenue from the DDJET Partnership, which comprises 33% of the Company’s 2007 revenue, 59% of its revenue was received from three customers in 2007.

	2008	2007

Customer A	$167,666	$729,896
Customer B	27,942	194,519
Customer C	164,912	161,919
DDJET	999,248	601,790
Others	40,712	139,540

Total	$1,400,480	$1,827,664

The Company had no other single customer that accounted for 10% or more of revenues in 2008 or 2007.  The Company believes there is a sufficient market to support its revenues in the event the Company was to lose some or all of its current customers given the nature of the high demand of its products.

The Company performs ongoing credit evaluations and generally requires no collateral from its customers or other joint interest owners.  As of December 31, 2008, 55% and 30% of accounts receivable from oil and gas sales were from two customers.  As of December 31, 2008, 82% of accounts receivable from joint interest owners was from one joint interest owner.  No other single customer or joint interest owner accounted for more than 10% of accounts receivable revenue or accounts receivable from joint owners.

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

Earnings (Loss) Per Share

The Company provides basic and dilutive earnings (loss) per common share information for each year presented.  The basic net earnings / (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Diluted net earnings (loss) per common share is computed by dividing the net earnings (loss), adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

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

Capitalized Interest

The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.    Interest capitalized in 2008 and 2007 was $2,089 and $102,625, respectively.

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

Off Balance Sheet Arrangements

From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2008, the off-balance sheet arrangements and transactions that the Company has entered into include two operating lease agreements for office space. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Recently Issued Accounting Pronouncements

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

EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” In June 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared after December 31, 2007. The effect of adopting EITF 06-11 on January 1, 2008 was not material to the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 160 upon its adoption on January 1, 2009 and does not expect it to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), however retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and does not expect it to have a material impact on its financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company will apply the requirements of SFAS No. 161 upon its adoption on January 1, 2009 and does not expect it to have a material impact on its financial position or results of operations or related disclosures.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”), and other U.S. Generally Accepted Accounting Principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009 and it currently does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position and results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy). This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the GAAP hierarchy as presented in SFAS No. 162, and therefore does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and it currently does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position and results of operations.

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS No. 133-1 and FIN 45-4”). FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of FSP FAS No. 133-1 and FIN 45-4 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), to help constituents measure fair value in markets that are not active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission (“SEC”) on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and therefore did not have a material impact on the Partnership’s consolidated financial statements.

On December 31, 2008, the Securities and Exchange Commission (SEC) adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. We are in the process of assessing the impact of these new requirements on our financial position, results of operations and financial disclosures.

2.	Sale of Barnett Shale Interest

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

3.	Agreements Pertaining to Oil and Gas Properties

North Texas/Panhandle Water Flood Project

Effective November 15, 2005, the Company entered into an agreement to purchase a 100% working interest in 1755 acres of leases in the Quinduno Field located in Roberts County, Texas from Quinduno Energy, L.L.C, (“Quinduno”).   Subsequently on November 15, 2007, the parties agreed to change the amount of shares and stock owed under the first agreement.  The agreement and subsequent agreement provided for the payment of the purchase price of $1,850,000 cash and 2,700,000 shares of unregistered common shares of the Company valued at $2,767,000.  All cash and stock due under the agreements were paid as of December 31, 2007, other than $300,000 which was paid in January 2008.  Upon completion of the entire project, the seller will back in for a 10% working interest after Petrosearch has been repaid all capital expenditure costs plus $9.5 million.

At any time after completion of the first phase of the project, which was completed as of December 31, 2007, should the Company, in the Company’s sole discretion, determine to terminate further operations, then the Company must offer Quinduno the Company’s interest in the leases for a purchase price equal to an internal rate of return to the Company of twenty-two and one half percent (22.5%), calculated monthly, using the closing date under the Agreement as the commencement date and, taking into account all acquisition cash, all capital expenditures, plus a sum of $7,500,000 and the net income received from the project. Quinduno will have 45 days to exercise its right of refusal to repurchase the leases, at which time, upon Quinduno's refusal to repurchase, the Company may sell the Company’s interest in the leases to a third party.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Prepaid expenses	$180,055	$172,093
Prepaid bonds	302,915	292,332
Current portion of financing costs	-	498,668
Other receivables	-	24,062
	$482,970	$987,155

5.	Accrued Liabilities and Other Long-Term Obligations

Accrued liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007

Revenue payable and operated prepayment liability	$29,426	$52,141
Accrued interest payable	-	914,367
Accrued liabilities for capital additions	100,061	38,530
Financing costs payable	-	251,125
Accrued liability for professional fees	119,302	142,599
Current portion of asset retirement obligation	-	128,023
Other accrued expenses	88,674	55,904

	$337,463	$1,582,689

Other long-term obligations consist of $764,523 for asset retirement obligations and $12,347 for non-current deferred rent obligations as of December 31, 2008.  Other long-term obligations consist of $676,832 for asset retirement obligations and $23,082 for non-current deferred rent obligations as of December 31, 2007.

6.	Extinguishment of Debt

At December 31, 2008 no debt remained outstanding.

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

The gain on extinguishment of this debt was accounted for according to APB 26, “Early Extinguishment of Debt”.  A difference between the reacquisition price and the net carrying amount of the extinguished debt was recognized as a gain in the amount of $1,097,328 in the accompanying statements of operations for 2008.

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

7.	Income Taxes

Through December 31, 2008, the Company has incurred more losses than income since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2008, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $4.8 million which expire in various tax years through 2027.  Under the provisions of Section 382 of the Internal Revenue Code, the ownership change in the Company that resulted from the recapitalization of the Company could limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and the related tax effects at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carry-forward	$1,667,494	$7,460,112
Percentage depletion carryforward	521,309	-
Book/tax basis difference in property, plant and equipment	1,247,645	-
Allowance for doubtful accounts	13,013	21,140
Contribution carryover	4,611	4,480

Total deferred tax assets	3,454,072	7,485,732

Less valuation allowance	-	(1,768,021)

Net deferred tax asset	3,454,072	5,717,711

Deferred tax liabilities:
Book/tax basis difference in oil and Gas properties	-	(5,709,685)
Book/tax basis difference in property and equipment	-	(8,026)

Total deferred tax liability	-	(5,717,711)

Net deferred tax	$3,454,072	$-

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. As of December 31, 2008, the Company has determined that it is more likely than not that all of the deferred tax assets will be utilized.

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 35% for 2008 and 34% for 2007 were applied to pre-tax income and loss for the years ended December 31, 2008 and 2007 is as follows:

	2008			2007
	Amount	%		Amount	%

Expense (Benefit) for income tax at federal statutory rate	$(1,064,857)	(35.0)%		$(2,222,047)	(34.0)%
Non-deductible expenses and other	(621,193)	(20.4)		2,870,081	44.0
Change in valuation allowance	(1,768,021)	(58.1)		(648,034)	(10.0)
	$(3,454,071)	(113.50	) %	$-	-%

The Company adopted the provisions of FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows. The Company has not recorded any liabilities as of December 31, 2008 related to the adoption of FIN 48. Subsequent to adoption, there have been no changes to the Company’s assessment of uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2004 and for state and local tax authorities for years before 2003. The Company’s tax years of 2004 and forward are subject to examination by federal and state taxing authorities.

8.	Commitments and Contingencies

Operating Lease

The Company rents office space under long-term office leases that expire through 2010.  The future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year amount to $202,658 of which $101,888 is to be paid in 2009 and $100,770 is to be paid in 2010.  Rent expense incurred under operating leases during the years ended December 31, 2008 and 2007 was $99,989 and $100,312, respectively.

Contract Related to Operations

With regards to the North Texas/Panhandle Water Flood Project, in January, 2008, the Company signed an agreement with Complete Production Services Inc. (“CPS”), an international oilfield service company which provided that CPS, at its sole expense, design and construct a water treatment facility no later than 90 days from the effective date of the agreement that would be capable of treating all of the project’s production water up to a maximum of 10,000 bbls per day and likewise treat and provide to the project a minimum of 5,000 bbls per day of  production water from third party sources.  The Company, in turn,  committed to be capable of injecting not less than 2,000 bbls of treated water per day derived from third party production water within 30 days after the facility opened, and have further committed to be capable of injecting not less than 5,000 bbls of treated water per day derived from third party production water within 180 days after the facility opened, in addition to re-injecting its own treated production water from the oil and gas lease it operates.  The Company is required to pay a scaled management fee to CPS commencing on the date the facility opened on the basis of the volume of treated and re-injected water derived from the Company’s production.  The Company is currently applying to regulatory agencies to add more wells to the existing flood permit, as required under the agreement, to ensure its ability to inject the volumes that CPS will make available.  At present, the Company is in several negotiations with potential industry venture partners to allow for the commencement of the flood to begin as soon as possible.

Unused Letters of Credit

The Company has unused letters of credit supporting its drilling bonds in the total amount of $130,000 which expire at various times in 2009 and 2010.

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

Employment Agreements

The employment contracts in existence with officers and key personnel include employment contracts with each of Richard Dole (Chairman, President and CEO), David Collins (Chief Financial Officer) and Wayne Beninger, (Chief Operating Officer).  The current terms of the employment agreements follow:

The employment contracts with Messrs. Collins, Beninger, and Dole provide for an employment term of two years beginning on May 1, 2007 and automatically expire at the end of the term.  Each of the employment contracts provides for termination by the Company upon death or disability, with six month severance payments for Messrs Collins and Beninger and 12 month severance for Mr. Dole.  Each of the employment contracts permits termination by the Company for cause without severance payments.  The agreements may be voluntarily terminated by the employee at any time, with no severance payment.

Each executive officer will receive a fixed severance payment in the event of a triggering event.   The triggering events which give rise to severance amounts are any of the following events:  (i) the employment agreement is terminated by the Company without “cause”, (ii) the employee terminates his employment for “good reason”, (iii) the employee’s employment is voluntarily (by the employee) or involuntarily terminated upon a “Change in Control”, or (iv) the agreement expires (on April 30, 2009) without the occurrence of any of the events listed in (i), (ii) or (iii) above.  With respect to Mr. Beninger and Mr. Collins, the fixed severance amount is $550,000.  With respect to Mr. Dole, the fixed severance amount is $850,000.

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

As of December 31, 2008 and 2007, the Company has 1,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) authorized and 227,245 and 483,416 shares outstanding, respectively.  The shares have a par and stated value of $1.00 per share.  If declared by the Board of Directors, dividends are to be paid quarterly in cash or in common stock of the Company to the holders of shares of the Series A Preferred.  The shares of the Series A Preferred rank senior to the common stock both in payment of dividends and liquidation preference.  The Series A Preferred is convertible into common stock of the Company at a conversion price of $6.50 per share.  Beginning August 19, 2003, the Company had the right to redeem all or part of the shares of Series A Preferred for cash at a redemption price equal to $6.50 per share plus all accrued and unpaid dividends on the shares to be redeemed.  As of December 31, 2008, no dividends have been declared and approximately $115,895 of dividends were in arrears related to the Series A Preferred if the Company decided to declare dividends.

As of December 31, 2008 and 2007, the Company has 100,000 shares authorized and 43,000 shares issued and outstanding of Series B Convertible Preferred Stock (“Series B Preferred”).  The shares have a par and stated value of $1.00 per share.  The shares of the Series B Preferred rank senior to the common stock in liquidation preference.  The Series B Preferred is convertible into common stock of the Company at an initial conversion price of $2.14 per share at the option of the holder.  Beginning October 1, 2003, the Company had the right to redeem all or part of the shares of Series B Preferred for cash at a redemption price equal to $6.50 per share.

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

No warrants were issued during 2008.  For warrants granted to employees or directors during 2007, the fair value of such warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

2007
Dividend yield	-0-

Expected volatility	88% - 105%

Risk free interest	4.52%

Expected lives	3-4 years

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

The Company issued the following warrants in 2007:

Pursuant to convertible debt issued in February of 2007, the Company issued 5,225,000 four year warrants to purchase common stock of the Company with an exercise price of $1.40.  The fair value assigned to the warrants of $2,667,968 was recorded as a debt discount.  The warrant holder has certain registration rights with regards to the warrant.

Pursuant to convertible debt issued in November of 2007, the Company issued 1,982,145 three year warrants to purchase common stock of the Company with an exercise price of $1.50.  The fair value assigned to the warrants of $803,867  was recorded as a debt discount.  The warrant holder has certain registration rights with regards to the warrant.

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

In connection with the modification of the Revolving Credit Agreement with Fortuna (as described in Note 6 above), the Company modified the terms of 100,000 warrants held by Fortuna by extending the expiration date from November 1, 2007 to October 15, 2011, and by lowering the exercise price from $2.00 to $0.92 per share.  The difference in value between the new and revised warrants of $37,302 was based on the Black-Scholes Option Pricing Model and was recorded as additional debt discount with an offset to additional paid in capital.  In addition to the modification of warrants, the Company granted Fortuna 475,000 warrants at an exercise price of $0.92 for a term of five years.  The warrants are “puttable” back to Fortuna for a period of two years, commencing 180 days from issuance, at a price of $0.65 per share.  In addition, there are piggyback registration rights for the warrants upon the Company’s next registration of any securities. In compliance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the fair value of the warrants of $301,198 was recorded as a liability in the accompanying financial statements and was marked-to-market as of December 31, 2007 to $321,140 rather than additional paid in capital.  The warrants were valued by a third party using the Black-Scholes Option Pricing Formula with a put option floor.  During 2008, the Company paid $308,750 to Fortuna to redeem the instrument when they exercised the put feature..

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2008 and 2007 follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value ($/share)	Total Intrinsic Value Warrant Exercises (1)
				(2)

Warrants outstanding at December 31, 2006	14,147,690	$0.92-$9.75	$1.88

Issued	7,207,145	$1.40-$1.50	$1.43	$0.48
Cancelled	(1,050,007)	$4.88-$9.75	$7.93

Warrants outstanding at December 31, 2007	20,304,828	$.092-$2.00	$1.41

Exercise of put by warrant holder	(475,000)	$0.92	$0.92
Cancelled	(5,021,969)	$0.98-$1.95	$1.93

Warrants outstanding at December 31, 2008	14,807,859	$0.92-$2.00	$1.24

All outstanding stock warrants are exercisable at December 31, 2008.  A summary of outstanding stock warrants at December 31, 2008 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Weighted Average Remaining Contractual Term (Years)	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
1,060,714	February 2010	1.08		$2.00	$2.00
1,982,145	November 2010	1.88		$1.50	$1.50
5,225,000	January 2011	2.00		$1.40	$1.40
100,000	October 2011	2.79		$.92	$.92
6,440,000	December 2011	2.92		$.92	$.92
14,807,859			2.32			$0

(1)
The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)	The weighted average grant date fair value was determined by using the Black Scholes Option Pricing Model as described above.

The following table provides a detail of stock-based compensation incurred during the years ended December 31, 2008, and 2007:

	2008	2007
Restricted stock – Interest Expense	$401,626	$574,897
Restricted stock – General and Administrative	313,750	127,726
Restricted stock – Property Costs	-	1,677,000
Committed restricted stock	-	288,172
Total stock-based compensation	715,376	2,667,795
Less capitalized property costs	-	(1,677,000)
Stock compensation expense, net of amounts capitalized	$715,376	$990,795

The above table excludes common stock issued for cash, warrants issued in financing arrangements, debt discounts recorded in equity, and common stock issued for exercise of warrants.

Treasury Stock – Stock Repurchase Plan

In July 2008 the Board of Directors approved a stock repurchase plan in which the Company is authorized to repurchase up to $5 million of market value or 10 million shares of its common stock in open market purchases or in privately negotiated transactions. The purchases are to be at the discretion of senior management and will be dependent upon market conditions. The Repurchase Plan does not require any minimum purchase and can be suspended or terminated by the Board of Directors at any time.

In October and November of 2008, the Company purchased 214,800 shares of its common stock at an average share price of approximately $0.21 to be classified as treasury stock.  In February 2009 the Company purchased 903,173 shares of its common stock at an average price of $0.18.  As of March 5, 2009 the company has purchased in total, 1,117,973 shares of common stock at an average price of $.186.

10.	Related Party Transactions

During the years ended December 31, 2008 and 2007, the Company did not engage in any transactions with related parties.

11.	Earnings Per Share

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for 2008 and 2007:

	Year Ended December 31,
	2008	2007
Basic EPS:
Net income (loss)	$411,623	$(6,535,432)
Less: Preferred stock dividends (1)	(18,180)	(38,673)
Net income (loss) available to common stockholders	$393,443	$(6,574,105)

Weighted average shares of common stock	41,797,282	39,476,379

Basic net income (loss) per share	$0.01	$(0.17)

Diluted EPS:
Income (loss) available to common stockholders	$393,443	$(6,574,105)
Plus assumed conversions	18,180	38,673
Net income (loss) used for diluted EPS	$411,623	$(6,535,432)

Weighted average shares of common stock	41,797,282	39,476,379
Plus effect of dilutive securities:
Convertible preferred stock	74,547	-
Weighted average shares used for Diluted EPS	41,871,829	39,476,379

Diluted net income (loss) per share	$0.01	$(0.17)

(1) Dividends are undeclared

For the year ended December 31, 2007, potential dilutive securities, assuming the Company had net income, that had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share consisted of warrants for the purchase of 1,596,234 common shares and convertible preferred stock convertible into 94,218 common shares.

12.	Non-Cash Investing and Financing Activities

During the years ended December 31, 2008 and 2007, the Company engaged in various non-cash financing and investing activities as follows:

	2008	2007

Decrease in prepaid drilling for property costs	$1,432,906	$960,674

Issuance of common stock for acquisition of property	$-	$1,677,000

Increase in accounts payable and accrued liabilities for property costs and prepaid drilling	$-	$2,417,603

Change in property costs associated with asset retirement obligation	$77,646	$103,655

Issuance of warrants with debt	$-	$3,471,835

Beneficial conversion feature on convertible debt	$-	$2,667,968

Issuance of notes payable for financing costs	$-	$675,000

Reclass of financing costs to debt discount	$-	$306,088

13.	Impairment and Sale of Oil and Gas Properties

At December 31, 2008, the net capitalized costs of crude oil and natural gas properties included in the amortization base exceeded the present value of the estimated reserves.  As such, a write-down of $15,713,886 was expensed in the accompanying statement of operations to record this impairment in 2008.  No impairment was recorded for 2007 because the net capitalized costs of crude oil and natural gas properties did not exceed the present value of the estimated reserves at December 31, 2007.

14.	Supplemental Oil and Gas Information – Unaudited

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

Estimated Quantities of Proved Oil and Gas Reserves

Set forth below is a summary of the changes in the estimated quantities of the Company's crude oil and condensate, and gas reserves for the periods indicated, as estimated by the Company as of December 31, 2008.  All of the Company's reserves are located within the United States.  Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations.  Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history, new geological and geophysical data and changes in economic conditions.

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

	Oil	Gas
Quantity of Oil and Gas Reserves	(Bbls)	(Mcf)

Total proved reserves at December 31, 2006	1,757,641	1,309,409

Extensions and discoveries	-	1,978,298
Production	(13,506)	(135,061)
Revisions to previous estimate	(12,720)	(460,436)
Sale of property	(19,091)	(9,000)

Total proved reserves at December 31, 2007	1,712,324	2,683,210

Sale of oil and gas properties	-	(1,770,002)
Production	(3,790)	(116,189)
Revisions to previous estimate	(173,415)	(31,019)

Total proved reserves at December 31, 2008	1,535,119	766,000

Proved developed reserves:

December 31, 2008	13,077	0

December 31, 2007	257,660	993,730

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the aggregate amount of related accumulated depletion, depreciation and amortization as of December 31, 2008 and 2007:

	2008	2007

Unevaluated properties, not subject to amortization	$-	$7,099,601
Properties subject to amortization	24,668,141	33,235,534

Total capitalized costs	24,668,141	40,335,135

Less accumulated depletion, depreciation and amortization	(19,025,561)	(3,186,191)

Net capitalized costs	$5,642,580	$37,148,944

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2008 and 2007:

	2008	2007

Acquisition costs	$1,817,837	$4,132,070

Exploration costs	$1,489,159	$6,208,979

Development costs	$2,571,487	$222,278

Standardized Measure of Discounted Future Net Cash Flows

The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2008 and 2007:

	2008	2007

Future cash inflows	$59,994,406	$168,883,862
Future development and production costs	(41,435,442)	(59,067,028)

Future net cash inflows before income taxes	18,558,964	109,816,834
Future income taxes	(1,318,360)	(29,877,612)

Future net cash flows	17,240,604	79,939,222
10% discount factor	(12,401,545)	(39,550,071)

Standardized measure of discounted future net cash inflow	$4,839,059	$40,389,151

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2008:

Beginning of year	$40,389,151
Sales of oil and gas produced, net of production costs	(592,308)
Net changes in prices and production costs	(42,737,734)
Sale of property	(2,196,201)
Development costs incurred during the period	2,527,992
Revisions of estimated development costs	(1,781,392)
Revisions of previous quantity estimates	(7,603,637)
Accretion of discount	4,038,915
Net change in income taxes	12,794,273
$4,839,059

Total standardized measure of discounted future net cash inflow decreased to $4,839,059 as of December 31, 2008 from $40,389,151 as of December 31, 2007.  The primary reason for the decrease in discounted future cash flows is the decrease in oil and gas prices as of December 31, 2008 as compared to December 31, 2007.

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

In February of 2009, the Company executed an agreement to terminate a contract for professional services.  The total payment of $250,000 was paid in February of 2009 and relieves the Company of all future obligations under the engagement agreement with this third party.

In February of 2009, the Company entered into an agreement with a warrant holder which provides for the following:  1) purchase by the Company of 903,173 shares of common stock held by the warrant holder, 2) purchase by the Company of 5,000,000 warrants of the warrant holder, and 3) settlement of any and all liquidated damages under the registration rights of the warrants.   The total amount paid by the Company to the warrant holder as part of this agreement is $285,000 which was paid in February of 2009.

Excluding the warrants mentioned above, subsequent to year end the Company canceled 8,930,479 warrants for an average price of less than $0.01 per warrant.