Form 10-Q
period 2009-03-31
PETROSEARCH ENERGY CORP
filed 2009-05-15
CIK 1288382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

Commission file number:  000-51488

PETROSEARCH ENERGY CORPORATION
(Exact name of registrant issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  41,340,584 shares (net of 1,117,973 treasury shares) of $0.001 par value common stock outstanding as of May 15, 2009

PETROSEARCH ENERGY CORPORATION

FORM 10-Q
For The Quarter Ended March 31, 2009

Index

ITEM 1.	FINANCIAL STATEMENTS
PETROSEARCH ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$11,339,752	$12,810,370
Accounts receivable:
Joint owners-billed, net of allowance of $50,148 at March 31, 2009 And December 31, 2008	337	146
Joint owners-unbilled	-	59
Oil and gas production sales	10,636	33,510
Prepaid expenses and other current assets	363,353	482,970
Total current assets	11,714,078	13,327,055

Property and equipment:
Oil and gas properties, full cost method of accounting:
Properties subject to amortization	24,683,295	24,668,141
Other property and equipment	153,031	153,031
Total	24,836,326	24,821,172
Less accumulated depreciation, depletion and amortization	(19,152,457)	(19,136,640)
Total property and equipment, net	5,683,869	5,684,532

Deferred tax asset	3,454,071	3,454,071

Other assets	247,151	247,474

Total assets	$21,099,169	$22,713,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$357,139	$329,810
Accrued liabilities	150,945	337,463
Total current liabilities	508,084	667,273

Other long-term obligations	778,267	776,870
Total liabilities	1,286,351	1,444,143

Stockholders' equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares
Authorized:
Series A 8% convertible preferred stock, 1,000,000 shares authorized; 208,538 shares issued and outstanding at March 31, 2009 and 227,245 shares issued and outstanding at December 31, 2008	208,538	227,245
Series B convertible preferred stock, 100,000 shares authorized; 43,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	43,000	43,000
Common stock, par value $0.001 per share, 100,000,000 shares Authorized; 42,428,557 and 42,425,679 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	42,429	42,426
Additional paid-in capital	34,357,700	34,447,694
Un-issued common stock	3,900	-
Accumulated deficit	(14,635,490)	(13,446,688)
Less 1,117,973 and 214,800 treasury shares, at cost, at March 31, 2009 and December 31, 2008, respectively	(207,259)	(44,688)
Total stockholders' equity	19,812,818	21,268,989

Total liabilities and stockholders' equity	$21,099,169	$22,713,132

Note:  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes to unaudited condensed consolidated financial statements.

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008

Oil and gas production revenues	$17,323	$554,433

Operating costs and expenses:
Lease operating and production taxes	46,253	329,417
Depreciation, depletion and amortization	15,817	260,958
General and administrative	1,159,819	747,240

Total costs and expenses	1,221,889	1,337,615

Operating loss	(1,204,566)	(783,182)

Other income (expense):
Interest income	16,199	56,425
Interest expense	(435)	(681,862)
Amortization of financing costs and debt discount	-	(681,375)
Change in value of warrant liability	-	68,711

Total other income (expense)	15,764	(1,238,101)

Net loss	$(1,188,802)	$(2,021,283)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Weighted average common shares	41,832,034	41,229,401

See accompanying notes to unaudited condensed
consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2009

			Series A		Series B		Additional	Unissued			Total Stock-
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Common	Treasury	Accumulated	Holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Deficit	Equity
Balance at December 31, 2008	42,425,679	$42,426	227,245	$227,245	43,000	$43,000	$34,447,694	$-	$(44,688)	$(13,446,688)	$21,268,989

Conversion of preferred stock to common stock	2,878	3	(18,707)	(18,707)			18,704				-

Commitment to issue stock for services								3,900			3,900

Buy-back of warrants							(108,698)				(108,698)

Purchase of treasury stock									(162,571)		(162,571)

Net loss										(1,188,802)	(1,188,802)

Balance at March 31, 2009	42,428,557	$42,429	208,538	$208,538	43,000	$43,000	$34,357,700	$3,900	$(207,259)	$(14,635,490)	$19,812,818

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(1,188,802)	$(2,021,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization expense	15,817	260,958
Stock-based compensation and interest expense	3,900	425,063
Amortization of deferred rent	(2,684)	(2,209)
Amortization of debt discount and beneficial conversion feature	-	548,634
Amortization of financing costs	-	132,741
Accretion of asset retirement obligation	3,794	8,404
Change in value of warrant liability	-	(68,711)
Changes in operating assets and liabilities:
Accounts receivable	22,742	97,905
Prepaid expenses and other assets	119,940	10,700
Accounts payable and accrued liabilities	108,167	(380,467)

Net cash used in operating activities	(917,126)	(988,265)

Cash flows from investing activities:
Capital expenditures, including purchases and development of properties	(282,223)	(1,296,157)

Net cash used in investing activities	(282,223)	(1,296,157)

Cash flows from financing activities:
Buy-back of warrants	(108,698)	-
Purchase of treasury stock	(162,571)	-
Repayment of notes payable	-	(532,500)

Net cash used in financing activities	(271,269)	(532,500)

Net decrease in cash and cash equivalents	(1,470,618)	(2,816,922)

Cash and cash equivalents at beginning of period	12,810,370	8,033,611

Cash and cash equivalents at end of period	$11,339,752	$5,216,689

Supplemental disclosures of cash flow information:
Interest paid	$435	$77,990

Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Index

PETROSEARCH ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Petrosearch Energy Corporation (the “Company”, “Petrosearch”, “we” or “us”) for the year ended December 31, 2008.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2008, and are supplemented throughout the notes to this quarterly report on Form 10-Q.

Recently adopted accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company applied the requirements of SFAS No. 160 upon its adoption on January 1, 2009, and there was no impact on its financial position and results of operations.

The FASB has issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company adopted SFAS No. 162 effective January 1, 2009 and the implementation did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), however retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company applied the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009.  During the first quarter of 2009, the Company expensed approximately $255,000 of costs directly related to a potential business combination.

Index

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.  This FSP did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements for the Company. The application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company applied the requirements of SFAS No. 161 upon its adoption on January 1, 2009, and there was not a material impact on its financial position or results of operations or related disclosures.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”), and other U.S. Generally Accepted Accounting Principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company applied the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009, and the adoption of FSP FAS 142-3 did not have a material impact on its financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard did not have an impact on our consolidated financial position or results of operations.

Index

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company applied the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009, and the adoption of FSP EITF 03-6-1 did not have a material impact on its financial position and results of operations at this time.

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

On November 24, 2008, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 08-6, or EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies certain accounting and impairment considerations involving equity method investments. For us, this Issue was effective January 1, 2009, and the adoption of this Issue did not have any impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and did not have a material impact on the Company’s consolidated financial statements.

On December 31, 2008, the Securities and Exchange Commission (SEC) adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. The Company anticipates that the implementation of the new rule will provide a more meaningful and comprehensive understanding of oil and gas reserves. The Company does not anticipate that the implementation of the new reporting requirements will have a material impact on the consolidated results of operations, financial position or liquidity.

Index

We adopted the provisions of EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), effective January 1, 2009. The Issue defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this Issue did not have a material impact on our consolidated financial statements.

New accounting pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements, and concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The Company will adopt the FSP upon its effective date and will report the required disclosures for the fiscal year ending December 31, 2009.

On April 9, 2009, the FASB issued three separate Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities as follows:

FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” This Staff Position provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  This Staff Position is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect this Staff Position to have a material impact on its consolidated financial statements.

FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures from annual only to quarterly, in order to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. This Staff Position requires us to disclose in our interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the method(s) and significant assumptions we use to estimate the fair value of those financial instruments.  This Staff Position is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect this Staff Position to have a material impact on its consolidated financial statements.

FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This Staff Position changes (i) the method for determining whether an other-than-temporary impairment exists for debt securities; and (ii) the amount of an impairment charge to be recorded in earnings.  This Staff Position is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect this Staff Position to have a material impact on our consolidated financial statements.

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

Index

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

In February 2009 the Company purchased 903,173 shares of its common stock at $0.18 per share.  As of March 31, 2009 the company has purchased a total of 1,117,973 shares of common stock at an average price of $.185.

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

During the first quarters of 2008 and 2009, no warrants were issued.  As a result there are no disclosures of Black –Scholes option valuation model assumptions for these periods.

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2009 follows:

Index

				Weighted	Total
				Average	Intrinsic
	Number of		Weighted	Grant	Value
	Shares		Average	Date Fair	Warrant
	Under	Exercise	Exercise	Value	Exercises(1)
	Warrant	Price	Price	($/share)(2)
Warrants outstanding at December 31, 2008	14,807,859	$0.92-$2.00	$1.24
Warrants cancelled	(13,869,765)	$0.92-$2.00	$1.22
Warrants outstanding at March 31, 2009	938,094	$0.92-$2.00	$1.26

All outstanding stock warrants are exercisable and fully vested at March 31, 2009.  A summary of outstanding stock warrants at March 31, 2009 follows:

			Weighted
Number of		Remaining	Average		Weighted
Common		Contracted	Remaining		Average	Aggregate
Stock	Expiration	Life	Contractual	Exercise	Exercise	Intrinsic
Equivalents	Date	(Years)	Term (Years)	Price	Price	Value (1)
499,999	February 2010	0.83		$2.00	$2.00
238,095	November 2010	1.58		$1.50	$1.50
200,000	December 2011	2.67		$.92	$.92
938,094			1.41			$0

(1)
The intrinsic value of a warrant is the amount by which the current market value of the underlying stock exceeds the exercise price of the warrant, or the market price at the end of the period less the exercise price.

(2)	The weighted average grant date fair value is determined by using the Black Scholes Option Pricing Model as described above.

In February of 2009, the Company entered into an agreement with a warrant holder which provides for the following:  1) purchase by the Company of 903,173 shares of common stock held by the warrant holder, 2) purchase by the Company of 5,000,000 warrants of the warrant holder, and 3) settlement of any and all liquidated damages under the registration rights of the warrants.   The total amount paid by the Company to the warrant holder as part of this agreement was $285,000 which was paid in February of 2009.

Excluding the warrants mentioned above, during the first quarter of 2009, the Company purchased and cancelled 8,769,765 warrants for a total purchase price of $58,698.

In addition during the first quarter of 2009, the Company settled a disagreement over warrant terms with a third party lender resulting in cancellation of 100,000 warrants for a cash payment of $32,500.

The following table provides a detail of stock-based compensation incurred during the three months ended March 31, 2009, and 2008:

	2009	2008
Committed restricted stock – Interest	$-	$401,626
Committed restricted stock – General and Administrative	3,900	181,250
Total stock-based compensation	3,900	582,876
Less amounts capitalized	-	(157,813)
Stock compensation expense, net of amounts capitalized	$3,900	$425,063

Amounts capitalized in 2008 are for prepaid expenses and unamortized deferred compensation.

5.	Related Party Transactions

During the three months ended March 31, 2009 there were no related party transactions.

Index

6.	Non-Cash Investing and Financing Activities

During the three months ended March 31, 2009 and 2008, the Company engaged in non-cash financing and investing activities as follows:

	Three Months Ended
	March 31,
	2009	2008
Reduction of prepaid drilling for development of oil and gas Properties	-	$1,668,979

Increase in accounts payable and accrued liabilities for property costs and prepaid drilling costs	-	$326,183

Change in property costs associated with asset retirement obligation	-	$25,808

7.	Earnings Per Share

The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Net income (loss)	$(1,188,802)	$(2,021,283)
Less: Preferred stock dividends (1)	(4,171)	(9,668)
Net income (loss) available to common stockholders	$(1,192,973)	$(2,030,951)

Weighted average shares of common stock	41,832,034	41,229,401

Basic and diluted net income (loss) per share	$(0.03)	$(0.05)

(1) Dividends are undeclared

For the three month periods ended March 31, 2009 and March 31, 2008 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  For the three months ended March 31, 2009 and March 31, 2008, these securities included preferred stock convertible into 52,513 and 94,418 common shares, respectively.

8.	Legal Proceedings

The Company currently is not a party to any material pending legal proceedings.

9.	Fair Value Measurements

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

As of March 31, 2009, the Company did not have any assets and liabilities that are measured at fair value on a recurring basis.  For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily asset retirement obligations, SFAS No. 157-2 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity.

10.	Agreement and Plan of Merger

On March 30, 2009, Petrosearch Energy Corporation, a Nevada corporation ( the “Company” or “Petrosearch”), Double Eagle Petroleum Co., a Maryland corporation ( “Double Eagle”), and DBLE Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of the Double Eagle (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Agreement”), whereby Merger Sub will merge with and into Petrosearch and Petrosearch shall become a wholly-owned subsidiary of Double Eagle (the “Merger”).  The Agreement and the Merger were unanimously approved by the Special Acquisition Committee of Petrosearch’s Board of Directors and unanimously approved by the Board of Directors, other than Richard Dole, who abstained from voting,

At the effective time of the Merger, each outstanding share of Petrosearch’s common stock (“Petrosearch Common Stock”) and each outstanding share of Petrosearch’s preferred stock, on an as-converted basis (“Petrosearch Preferred Stock”, collectively with Petrosearch Common Stock, the “Petrosearch Capital Stock”), will be converted automatically into the right to receive that number of shares of common stock of Double Eagle (“Double Eagle Common Stock”) equal to the “Exchange Ratio”.

The “Exchange Ratio” shall equal the quotient of: (A) the “Aggregate Stock Consideration”, which shall equal 1,792,741 shares of Double Eagle Common Stock, unless adjusted as described below; divided by (B) the sum of (I) the issued and outstanding shares of Petrosearch Common Stock as of March 30, 2009 (41,340,584 shares), (II) the issued and outstanding shares of Petrosearch Preferred Stock, on an as converted basis (52,067 shares), and (C) the number of shares of Petrosearch Common Stock issuable as of the closing date upon exercise of any outstanding Petrosearch warrants that exceeds 750,000 shares of Petrosearch Common Stock (27,380 as of the date of the Agreement).  “Aggregate Stock Consideration” means 1,792,741 shares of Double Eagle Common Stock; provided, however, if the Double Eagle Closing Stock Price (defined below) is greater than $6.25, then the Aggregate Stock Consideration shall be adjusted to equal $11,000,000 divided by the Double Eagle Closing Stock Price (the “Aggregate Stock Consideration as Adjusted for Double Eagle Stock Price”).  The Aggregate Stock Consideration as Adjusted for Double Eagle Closing Stock Price may not be less than 1,100,000 shares of Double Eagle Common Stock.  The “Double Eagle Closing Stock Price” shall equal the dollar volume-weighted average price of the Double Eagle Common Stock over the 20 trading days ending on the third trading day preceding the closing of the Merger.

Index

If at the effective time the Double Eagle Closing Stock Price is below $4.75 per share, an aggregate cash payment, in addition to the Aggregate Stock Consideration, will be made to the holders of Petrosearch Capital Stock receiving Double Eagle Common Stock equal to (A) $4.75 minus the greater of (I) the Double Eagle Closing Stock Price or (II) $4.00, multiplied (B) by the Aggregate Stock Consideration (the “Aggregate Cash Consideration”).  If Double Eagle is required to pay any Aggregate Cash Consideration, then each holder of Petrosearch Capital Stock shall be entitled to receive a portion of the Aggregate Cash Consideration equal to (X) the number of shares of Double Eagle Common Stock that the holder of Petrosearch Capital Stock is entitled to receive, multiplied by (Y) $4.75 less the greater of (I) the Double Eagle Closing Stock Price or (II) $4.00.

In the event that there is any shortfall in the working capital of Petrosearch below $8,750,000 as of a date five business days prior to the effective time (the “Final Working Capital Shortfall”), an adjustment equal to such Final Working Capital Shortfall shall be made to the aggregate consideration as follows: (A) first as an offset to any Aggregate Cash Consideration; or (B) if there is no Aggregate Cash Consideration or the Final Working Capital Shortfall is greater than the Aggregate Cash Consideration , then the Aggregate Stock Consideration, or, if applicable, the Aggregate Stock Consideration as Adjusted for Double Eagle Stock Price, shall be adjusted to equal (I) $11,000,000 less the Final Working Capital Shortfall, divided by (II) $11,000,000, and multiplied by (III) the Aggregate Stock Consideration, or if applicable, the Aggregate Stock Consideration as Adjusted for Double Eagle Stock Price (the “Aggregate Stock Consideration as Adjusted for Working Capital Shortfall”).

In addition, at the effective time, all outstanding Petrosearch warrants shall be assumed by Double Eagle (each such warrant, an “Assumed Warrant” and collectively the “Assumed Warrants”).  Each Assumed Warrant will continue to have, and be subject to, the same terms and conditions of such Assumed Warrant immediately prior to the effective time, except that (i) each Assumed Warrant will be exercisable (or will become exercisable in accordance with its terms) for that number of whole shares of Double Eagle Common Stock equal to the product of the number of shares of Petrosearch Common Stock that were issuable upon exercise of such Assumed Warrant immediately prior to the effective time multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares of Double Eagle Common Stock and (ii) the per share exercise price for the shares of Double Eagle Common Stock issuable upon exercise of such Assumed Warrant will be equal to the quotient determined by dividing the exercise price per share of Petrosearch Common Stock at which such Assumed Warrant was exercisable immediately prior to the effective time by the Exchange Ratio, rounded up to the nearest whole cent.

Following the Merger, Double Eagle will continue to be listed on the NASDAQ Stock Market, and Richard Dole will continue to serve as Chairman of the Board, President and Chief Executive Officer of Double Eagle. The Board of Directors of Double Eagle will consist of five directors, four existing directors of Double Eagle and one future director to be designated by Petrosearch.

Completion of the Merger is conditioned upon, among other things, adoption of the Agreement by Petrosearch’s common and preferred stockholders and the accuracy of representations and warranties (subject to materiality exceptions) as of the date of the Agreement and the closing date of the Merger, and the performance by the parties in all material respects of their covenants under the Agreement.

The Agreement contains various termination rights for both parties, including:

(a)	by mutual agreement of the parties;
(b)
by any party if: (i) the effective time has not occurred before 5:00 p.m. (Mountain Time) on August 31, 2009 (except in certain limited circumstances); (ii) there is a final nonappealable order of any governmental entity in effect preventing consummation of the Merger; or (iii) there shall be any law or order enacted or deemed applicable to the Merger that would make consummation of the Merger illegal;

(c)
by Double Eagle and Merger Sub, if there shall be any action taken, or any law or order enacted or deemed applicable to the Merger, by any governmental entity or regulatory authority, that would: (i) prohibit Double Eagle’s or the Merger Sub’s ownership or operation of all or any portion of the business of Petrosearch, or (ii) compel Double Eagle or Merger Sub to dispose of or hold separate all or a portion of the assets and properties of Petrosearch as a result of the Merger;

Index

(d)
by Double Eagle, if there has been a material breach of any representation, warranty, covenant or agreement by Petrosearch and Petrosearch has not cured such breach within five (5) business days after notice of such breach is delivered to Petrosearch; provided, however, that, no cure period shall be required for a breach that by its nature cannot be cured;

(e)
by Petrosearch if there has been a material breach of any representation, warranty, covenant or agreement by Double Eagle or Merger Sub and Double Eagle has not cured such breach within five (5) business days after notice of such breach is delivered to Double Eagle; provided, however, that no cure period shall be required for a breach that by its nature cannot be cured;

(f)	by Double Eagle or Petrosearch, if the Petrosearch stockholders do not approve the Merger by the requisite votes;
(g)	by Petrosearch, if Petrosearch has received a Superior Proposal (as defined in the Agreement) and paid a $300,000 termination fee to Double Eagle; or
(h)	by Petrosearch, if the Double Eagle Stock Price is less than $3.00 per share.

Upon termination of the Agreement under paragraph (d) or (g) above, Petrosearch will be required to pay Double Eagle a termination fee of $300,000.

11.	Other

In February of 2009, the Company executed an agreement to terminate a contract for professional services.  The total payment of $250,000 was paid and expensed in February of 2009 and relieves the Company of all future obligations under the engagement agreement with this third party.

12.	Subsequent Events

Employment Agreements

The employment agreements with Mr. Richard Dole (Chairman, President and CEO) and Mr. David Collins (Chief Financial Officer), expired on April 30, 2009.  Both officers agreed to remain with the Company in their current capacities until the shareholder meeting regarding the proposed merger with Double Eagle Petroleum.  Mr. Dole and Mr. Collins have voluntarily elected to not receive a monthly salary.

The employment agreement with Mr. Wayne Beninger (Chief Operating Officer), which was set to expire on April 30, 2009, was terminated on April 15, 2009, in an effort to preserve capital.  Mr. Beninger has agreed to remain accessible to the Company as a consultant for any needs the Company may have through the merger process.

Per the employment agreements in place prior to April 30, 2009, each executive officer was entitled to receive a fixed severance payment in the event of a triggering event.   The triggering events which give rise to severance amounts are any of the following events:  (i) the employment agreement is terminated by the Company without “cause”, (ii) the employee terminates his employment for “good reason”, (iii) the employee’s employment is voluntarily (by the employee) or involuntarily terminated upon a “Change in Control”, or (iv) the agreement expires (on April 30, 2009) without the occurrence of any of the events listed in (i), (ii) or (iii) above.  With respect to Mr. Beninger and Mr. Collins, the fixed severance amount is $550,000.  With respect to Mr. Dole, the fixed severance amount is $850,000.

Index

For purposes of each agreement, a change in control is defined as an acquisition of voting securities by a third party (other than directly from the Company) equivalent to forty percent of the voting control of the Company (other than a subsidiary or employee benefit plan), or accompanying a sale of all of the assets or a merger (other than involving a subsidiary).

Due to the Company not extending the employment agreements in anticipation of the Company’s merger with Double Eagle Petroleum and due to the early termination of Mr. Beninger’s employment agreement, a triggering event occurred on April 15, 2009, for Mr. Beninger and April 30, 2009 for Mr. Dole and Mr. Collins.  The fixed severance payments of $1,950,000 will be recorded as expense in April, 2009 when the triggering events occurred.

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

OVERVIEW – CORPORATE STRATEGY

We believe we have been successful over the past several years at building a quality portfolio of oil and gas assets through economical financings and when necessary, monetizing those assets at opportune times to create the most value for the Company.  Given the current market conditions over the broad economy and more specifically the oil and natural gas market, the sale of our Barnett Shale asset in July 2008 near the peak of natural gas prices was extremely fortunate.  The sale left the Company with a substantive cash balance, no debt and a significant waterflood asset.  Our intention was to use this strong position to create value for the shareholders, whether it was in the form of a merger with a public or private company, or a significant acquisition or sale.

Index

On March 30, 2009, The Company entered into a definitive agreement to combine with publicly traded Double Eagle Petroleum Co. - NASDAQ: DBLE (“Double Eagle”) of Denver Colorado.  An independent Special Committee to the Board of Directors of Petrosearch unanimously recommended the transaction to the Petrosearch Board of Directors and the Board of Directors approved it.  The closing is subject to approval of holders by a majority of the Petrosearch outstanding common and preferred shares voting as a single class, with the preferred shares voting on an as-converted basis.

Wunderlich Securities, Inc. has issued its written opinion to the Special Committee of Petrosearch’s Board of Directors to the effect that the transaction is fair to the Company’s shareholders from a financial point of view.

All members of the Petrosearch Board of Directors and all of the Company’s executive officers have executed voting agreements with DBLE pursuant to which each such person will vote all of his Petrosearch shares in favor of the transaction at the Petrosearch shareholders’ meeting called to consider the matter.

The signing of the definitive agreement with Double Eagle concludes Petrosearch’s efforts to identify and pursue strategic alternatives which began after announcement of the sale of Petrosearch’s Barnett Shale project in June 2008.  The extensive process has consisted of discussions, negotiations and due diligence with more than 25 public and private entities with the purpose of identifying a strategic transaction that could benefit the Petrosearch shareholders.  The possible transaction structures considered were a merger with a public or private entity or a significant acquisition or sale.  Given Petrosearch’s healthy financial condition and the deteriorating economic climate, both in the broad economy and more specifically the oil and gas industry, there was significant interest from many companies in combining with Petrosearch.

In response to the potential business opportunity, Petrosearch established specific criteria for analysis under which each potential candidate would be measured. A preferred candidate would: i) be significantly larger than Petrosearch both in terms of net asset value and market value; ii) have quality assets that are economic at the current low energy prices; iii) have considerable cash flow; iv) have significant upside to their portfolio of assets; and v) have capital, or access to capital that will allow the entity to continue for a minimum of 12-18 months without the need to raise additional capital.   In its final decision, the Board of Directors of Petrosearch concluded that the transaction ultimately negotiated with Double Eagle was the best choice for the Petrosearch shareholders.  This conclusion took into consideration the specific deal terms that were negotiated and the fact that in the Board’s view Double Eagle best fit the established criteria for analysis.

The combination of Petrosearch and Double Eagle creates a growth oriented oil and gas company with a large resource base.  Double Eagle, as the surviving parent company of the merger, is expected to establish as its primary near-term goal deploying capital sparingly during this economic downturn and maintaining its financial strength, thereby allowing it to be poised for growth once there has been a turnaround in the market.

Under the terms of the merger agreement Petrosearch common shareholders are expected to receive 0.0432 shares of Double Eagle common stock for each share of Petrosearch common stock they own, or a total of 1,789,302 shares subject to closing adjustments.  As a result of the merger, assuming the foregoing exchange ratio, Petrosearch preferred shareholders will be converted to common stock and be issued a total of 2,254 shares of Double Eagle common stock.  The transaction is expected to provide Double Eagle with approximately $8.75 million of working capital and an early stage water-flood project in the Texas Panhandle.  Assuming Double Eagle’s and Petrosearch’s closing stock prices as of March 30, 2009, the proposed purchase price equates to approximately $0.225 per Petrosearch share, a 73% premium over the closing price on March 30, 2009.  The parties anticipate that following the merger, Double Eagle’s current stockholders will own approximately 83.7 percent of Double Eagle and Petrosearch’s current stockholders will own the remaining approximately 16.3 percent. The transaction is subject to Petrosearch shareholder approval and other customary closing conditions.  Adjustments to the  final number of shares to be issued to Petrosearch common and preferred shareholders and possible cash consideration issued to Petrosearch shareholders will be determined by i) the Double Eagle volume weighted average stock price for the 20 days prior to closing; and ii) Petrosearch’s delivery of a minimum of $8.75 million working capital at closing.

Index

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operating and investing cash flow needs through private offerings of equity securities, sales of crude oil and natural gas, and the use of debt instruments such as convertible notes and revolving credit facilities.  The proceeds from, and the utilization of, all these methods have been, and Management believes will continue to be, sufficient to keep the operations funded and the business plan moving forward.  We plan to continue to utilize these methods to access capital in order to implement our business plan in the event the merger does not get finalized.

Convertible Securities

On November 9, 2007, we executed, with a group of accredited investors, a series of Note and Warrant Purchase Agreements for the sale of  $8,100,000, 8% Senior Secured Convertible Promissory Notes and three year warrants to purchase 1,928,571 shares of our common stock at an exercise price of $1.50 per share for total gross proceeds to us of $8,100,000.   Upon closing the transaction, we also issued the note and the warrant, and executed a Pledge and Security Agreement and a Registration Rights Agreement.  These convertible notes were repaid in full on July 21, 2008.  In exchange for cancelling the note and releasing the collateral the note holders were paid the outstanding principal and accrued interest through July 21, 2008.

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

It was decided in April 2008 that the Kallina 46#1 well was uneconomic and the decision was made that the well needed to be plugged and abandoned.  In May 2008 the Company received a full release of all the liens, security interests, rights, claims and benefits of every kind in, on and under the November 2006 Secured Term Note with Laurus Master Fund, Ltd, as well as that same release on all the other collateral documents associated with that financing.  The November 2006 financing was specifically recourse to the Kallina 46#1 well and the associated lease acreage only.  The debt related to the Laurus financing was extinguished on the financial statements of the Company in May, 2008, and any interest that was charged in relation to the Note was reversed in that same period.

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

CURRENT PROJECTS AND CAPITAL REQUIREMENTS

CORE PROPERTIES:

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

To provide water for injection, in November 2006 we executed a water supply agreement with a landowner in the leasehold, which allows us to draw fresh water from the aquifer underlying the landowner’s property. In that same month, we received approval from the Panhandle Groundwater Conservation District (“PGCD”) to produce up to 5,000 barrels per day from the aquifer for use in the flood.  We received the approval from the PGCD over the protest filed with the PGCD by the Canadian River Municipal Water Authority (“CRMWA”) attempting to preserve the freshwater for local municipal use only in the area in which we own the rights to the fresh water.  We also applied to the Texas Railroad Commission to amend a previously granted saltwater injection permit to include fresh water injection. On January 5, 2007 we received a letter from the Texas Railroad Commission (“TRRC”) informing us of a protest by CRMWA contesting our application for fresh water injection in the Quinduno Field water flood.   However, as of November 7, 2007, CRMWA has withdrawn their protest and request for hearing as part of an agreement with CRMWA that addresses their concerns with our use of fresh water for enhanced oil recovery.

Index

The original PGCD approval expired 120 days after granted because the water well was not drilled within that time.  In early 2009 we reapplied for approval to use the fresh water aquifer which was granted at a hearing on April 17, 2009.  CRMWA did not protest our application as stipulated in the November 2007 agreement.  The PGCD approval expires 120 days after April 17, 2009 if the water well has not been drilled by that date.

In January 2008 we signed an agreement with Complete Production Services Inc. (“CPS”), an international oilfield service company which provides that CPS, at its sole expense, will design and construct a water treatment facility no later than 90 days from the effective date of the agreement that will be capable of treating all of our production water up to a maximum of 10,000 bbls per day and likewise treat and provide to the Company a minimum of 5,000 bbls per day of  production water from third party sources.  We, in turn, committed to be capable of injecting not less than 2,000 bbls of treated water per day derived from third party production water within 30 days after the facility is opened, which we have met.  We further committed to be capable of injecting not less than 5,000 bbls of treated water per day derived from third party production water within 180 days (the middle of March 2009) after the facility opened.  At present, CPS is unable to deliver more than 2,500 bbls of treated water per day.  The Company decided to delay the work necessary to increase injectivity to 5,000 bbls of treated water per day until the water volumes are available.  In addition we are re-injecting our own treated production water from the oil and gas lease we operate.  We are required to pay a scaled management fee to CPS which commenced on the date the facility opened on the basis of the volume of treated and re-injected water derived from our production.  We have approval from the regulatory agencies to add eight more wells to the existing flood permit, as required under the agreement, to ensure our ability to inject the volumes that CPS will make available.

The Company made the decision to commence the project and implement the first phase of the water flood project using a portion of the proceeds from the sale of the DDJET partnership interest.  This first phase, which commenced in September 2008, enables the Company to spend the least amount of capital needed to measure the level of initial response of the water injection.  The Company will then be able to make decisions on the future development of the project, and its impact on future potential strategic alternatives.  Due to many different factors, a response time for the water flood can not be accurately projected, but the Company is hopeful that the initial level of response will be known in the next three to six months.  As of the date of this filing there has been no meaningful response from the waterflood.

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

The Gruman well continues to have pump and motor issues.  This along with an unexpected decline in reservoir pressure has severely affected our ability to produce the well.  There has been no production on the well since May 2008.  Additionally, due to the mechanical and down-hole problems with the well, the reserves that were previously classified as proved are no longer able to be classified as such.   In 2008, we obtained a one-year extension on the Gruman lease.  In the event we do not re-establish production by November, 2009, then the lease will expire.

Index

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this filing.

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

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues

Consolidated oil and gas production revenue for the three months ended March 31, 2009 was $17,323 versus $554,433 for the three months ended March 31, 2008.  This represented a 97% decrease in revenue in the first quarter of 2009 compared to the first quarter of 2008.  As expected, this decrease is the result of the sale of the Barnett Shale interest in 2008 which comprised $327,797 of revenue during the first quarter of 2008 and zero revenue in 2009.  This decrease was also the result of a decline in revenue from our Gruman North Dakota well of approximately $151,292 or 100%, and a decline in revenue of approximately $34,171 from declining production on our Oklahoma property.

See below for revenue detail from the first quarter of 2009 compared to the first quarter of 2008:

	2009	% of	2008	% of
	1st Qtr	Total	1st Qtr	Total

Barnett Shale	$-	0%	$327,797	59%
Gruman - North Dakota	-	0%	151,292	27%
SW Garwood	-	0%	14,584	3%
Panhandle - Water Flood	2,538	15%	1,140	0%
Oklahoma	14,400	83%	48,571	9%
Other	385	2%	11,049	2%
Total	$17,323	100%	$554,433	100%

To further explain the decrease in revenue from the first quarter of 2008 to the first quarter of 2009, we have provided the following break-out of production and prices for the two periods.

	1Q 2009	1Q 2008

Barrels of Oil	396	2,006
Price per Barrel	$36.36	$94.52

MCF of Gas	653	46,071
Price per MCF	$4.30	$7.49

Total Barrels of Oil Equivalent	505	9,768

As noted in the above table, the decrease in oil and gas prices contributed to the decline in revenue.  The total effect on revenue from the price decreases was approximately $263,379.

Index

Lease Operating and Production Tax Expense

Lease operating and production tax expenses for the quarters ended March 31, 2009 and 2008 were $46,253 and $329,417, respectively.  These expenses relate to the costs that are incurred to operate and maintain our wells and related production equipment, including the costs applicable to the operating costs of support equipment and facilities.  Lease operating expenses decreased 86% which is consistent with the decline in revenue as noted above.

Depletion, Depreciation and Amortization

Costs for depletion, depreciation and amortization for the quarters ended March 31, 2009 and 2008, were $15,817 and $260,958, respectively.  This decrease is mainly due to a significant decrease in the amortizable costs at March 31, 2009 as compared to the same period in 2008 and a significant decrease in production for that same period.  Given the fact that depletion is calculated by multiplying the net amortizable costs times the units of production in the related period relative to the total proved reserves, the depletion amount for the quarter ended March 31, 2009 was significantly lower than the depletion for the same period in 2008.

General and Administrative Expenses

General and administrative expenses for the quarters ended March 31, 2009 and 2008, were $1,159,819 and $747,240, respectively.  The increase can primarily be attributable to approximately $255,000 in merger related expenses, a $250,000 payment to terminate a contract for professional services, and severance costs of $94,000 in the first quarter of 2009.  Decreases in other general and administrative expenses such as accounting outsource, audit fees, and office expenses partially offset the increase in general and administrative expense.  A summary listing of general and administrative expenses is provided below.

	1st Quarter	1st Quarter
	2009	2008

Personnel Costs	$364,703	$298,485
Travel, Meals, and Entertainment	18,828	7,941
Corporate Expenses	74,391	57,768
Accounting, Legal, and Professional Fees	224,160	274,551
Third Party Consultants and Contractors	429,951	41,115
Office Expenses	45,418	58,239
Other	2,368	9,141

Total General and Administrative	$1,159,819	$747,240

Net Operating Loss

We generated a net operating loss of $1,204,566 or negative $0.03 per share, for the quarter ended March 31, 2009, compared to a net operating loss of $783,182 or negative $0.02 per share, for the quarter ended March 31, 2008.  The $421,384 variance is related mainly to an increase in general and administrative expenses in the first quarter of 2009 related to the merger, as compared to the first quarter of 2008.   Since there was a corresponding decline in lease operating expenses and depreciation, depletion and amortization in 2009 along with the decline in revenue, the declining production did not significantly impact the net operating loss.

Other Income (Expense)

The $1,253,865 variance from $1,238,101 in Other Expense for the quarter ended March 31, 2008 to $15,764 in Other Income for the quarter ended March 31, 2009, is due to a decrease in interest from the extinguishment of all of our debt in 2008.

Off-Balance Sheet Arrangements

Index

We had no off-balance sheet arrangements during the fiscal quarter ended March 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Petrosearch Energy Corporation’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009.

Changes in internal controls

There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company sold no unregistered securities.

Index

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 2009 (February 18)	903,173	$0.18	903,173	8,882,027 shares/$4,792,741 (2)

(1)	All of the shares purchased were through a plan publicly announced on July 2, 2008

(2)
This plan for the repurchase of $5 million of market value or 10 million shares of its common stock was announced on July 2, 2008. Any purchases under the plan are anticipated to occur over the 12 month period ending on July 1, 2009.  The repurchase plan may be suspended or terminated at any time.

Index

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 30, 2009, by and among Double Eagle Petroleum Co., DBLE Acquisition Corporation, and Petrosearch Energy Corporation (18)
2.2	Form of Voting Agreement (18)
3.1	Articles of Incorporation of Petrosearch Energy Corporation (1)
3.2	Bylaws of Petrosearch Energy Corporation (1)
3.3	Articles of Merger (1)
4.1	Share Purchase Agreement dated January 24, 2005 with CBarney Investments (1)
4.2	Amended Share Purchase Agreement dated April 19, 2005 with CBarney Investments (1)
4.3	Share Purchase Agreement dated January 24, 2005 with Mark X (1)
4.4	Amended Share Purchase Agreement dated April 19, 2005 with Mark X (1)
4.5	Share Purchase Agreement with Mark 1 dated November 24, 2004 (1)
4.6	Common Stock Purchase Warrant [Form Of] (1)
4.7	Subscription and Registration Rights Agreement [Form Of] (1)
10.1	Revolving Credit Facility dated October 1, 2004 with Fortuna Asset Management (1)
10.2	Revolving Credit Note dated October 2004 with Fortuna Energy, L.P. (1)
10.3	Assignment of Overriding Royalty Interest (Fortuna Energy, L.P.) dated October 2004 (1)
10.4	Pledge Agreement (Fortuna Energy, L.P.) dated October 2004 (1)
10.5	Master Deed of Trust (Fortuna) dated October 2004 (1)
10.6	Amended and Restated Revolving Credit Note with Fortuna Energy, LP dated September 29, 2005 (3)
10.7	Amended and Restated Revolving Credit Agreement with Fortuna Energy, LP dated September 29, 2005 (3)
10.8	Warrant Agreement (Fortuna Energy, LP dated September 29, 2005 (3)
10.9	Joint Operating Agreement [Form Of] (1)
10.10	Employment Agreement dated November 15, 2004 with Richard Dole (1)
10.11	Employment Agreement dated May 1, 2005 with Wayne Beninger (1)
10.12	Employment Agreement dated May 1, 2005 with David Collins (1)
10.13	Gas Purchase, Gathering, Treating and Processing Agreement with Bear Paw Energy, LLC dated December 1, 2003 (2)
10.14	Crude Oil Purchase Contract with Plains Marketing, L.P. dated January 25, 2005 (2)
10.15	Lease Purchase Contract with Eighty Eight Oil, LLC dated November 1, 2003 (2)
10.16	Asset Purchase Agreement with Quinduno Energy dated October 18, 2005 (4)
10.17	Agreement with Rock Energy Partners Operating, L.P. and Rock Energy Partners, L.P. dated January 11, 2006 (5)
10.18	Amended Right of First Refusal Agreement with Rock Energy Partners Operating, L.P. and Rock Energy Partners, L.P. dated January 11, 2006 (5)
10.19	Subscription Agreement (Form Of) (6)
10.20	Warrant Agreement (Form Of) (6)
10.21	Extension Agreement with ExxonMobil Corporation dated March 30, 2006 (7)
10.22	Second Amended and Restated Program Agreement with Harding Company dated August 29, 2006 (8)
10.23	Second Amendment to Petrosearch-Garwood Agreement dated September 21, 2006 (9)
10.24	Option Agreement with Rock Energy Partners dated September 21, 2006 (10)
10.25	Securities Purchase Agreement dated November 1, 2006, by and between Garwood Petrosearch, Inc. and Laurus Master Fund, Ltd. (10)
10.26	Secured Term Note dated November 1, 2006, by and between Garwood Petrosearch, Inc. and Laurus Master Fund, Ltd. (10)
10.27	Stock Pledge Agreement dated November 1, 2006, by and between Petrosearch Energy Corporation and Laurus Master Fund, Ltd. (10)
10.28	Master Security Agreement dated November 1, 2006, by Garwood Petrosearch, Inc. (10)
10.29	Deed of Trust dated November 1, 2006 by Garwood Petrosearch, Inc. (10)
10.30	Common Stock Purchase Warrant dated November 1, 2006, by Garwood Petrosearch, Inc. (10)
10.31	Partnership Agreement dated December 15, 2006 (DDJET) (11)
10.32	Note and Warrant Purchase Agreement with RCH Petro Investors, LP dated February 1, 2007 (12)

Index

10.33	8% Senior Secured Convertible Note dated February 7, 2007 (RCH Petro Investors, LP) (12)
10.34	Pledge and Security Agreement dated February 7, 2007 (RCH Petro Investors, LP) (12)
10.35	Registration Rights Agreement dated February 7, 2007 (RCH Petro Investors, LP) (12)
10.36	Warrant Agreement dated February 7, 2007 (RCH Petro Investors) (12)
10.37	Employment Agreement of Richard D. Dole (13)
10.38	Employment Agreement of Wayne Beninger (13)
10.39	Employment Agreement of David Collins (13)
10.40	Note and Warrant Purchase Agreement dated November 9, 2007(14)
10.41	8% Senior Secured Convertible Note dated November 9, 2007 (Form of) (14)
10.42	Pledge and Security Agreement dated November 9, 2007(14)
10.43	Registration Rights Agreement dated November 9, 2007(14)
10.44	Warrant Agreement dated November 9, 2007 (Form of) (14)
10.45	Investment Banking Agreement with Arabella Securities (15)
10.46	Extension to Employment Agreement – Wayne Beninger(16)
10.47	Extension to Employment Agreement – David Collins(16)
10.48	Amended and Restated Employment Agreement of Richard Dole(17)
10.49	Amended and Restated Employment Agreement of Wayne Beninger(17)
10.50	Amended and Restated Employment Agreement of David Collins(17)
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

32.1	Certification of Chief Executive Officer of Petrosearch Energy Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*
32.2	Certification of Chief Financial Officer of Petrosearch Energy Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*

Footnotes to Exhibits:
*	Filed herewith.
1	Previously filed as an exhibit to our Form SB-2 Registration Statement on June 6, 2005 and incorporated herein by reference.
2	Previously filed as an exhibit to our Form SB-2/A Amendment No. 1 Registration Statement on August 1, 2005 and incorporated herein by reference.
3	Previously filed as an exhibit to our current report on Form 8-K filed October 4, 2005 and incorporated herein by reference.
4	Previously filed as an exhibit to our current report on Form 8-K filed November 2, 2005 and incorporated herein by reference.
5	Previously filed as an exhibit to our current report on Form 8-K filed January 18, 2006 and incorporated herein by reference.
6	Previously filed as an exhibit to our current report on Form 8-K filed February 9, 2006 and incorporated herein by reference.
7	Previously filed as an exhibit to our current report on Form 8-K filed April 3, 2006 and incorporated herein by reference.
8	Previously filed as an exhibit to our current report on Form 8-K filed September 5, 2006 and incorporated herein by reference.
9	Previously filed as an exhibit to our current report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
10	Previously filed as an exhibit to our current report on Form 8-K filed November 7, 2006 and incorporated herein by reference.
11	Previously filed as an exhibit to our current report on Form 8-K filed December 20, 2006 and incorporated herein by reference.
12	Previously filed as an exhibit to our current report on Form 8-K filed February 7, 2007 and incorporated herein by reference.
13	Previously filed as an exhibit to our Form 8-K filed on June 7, 2007 and incorporated herein by reference.
14	Previously filed as an exhibit to our current report on Form 8-K filed November 13, 2007 and incorporated herein by reference.

Index

15	Previously filed as an exhibit to our Form SB-2/A, Amendment No. 2 Registration Statement on July 3, 2007 and incorporated herein by reference
16	Previously filed as an exhibit to our Form S-1/A Registration Statement on May 22, 2008
17	Previously filed as an exhibit to our Form 8-K filed on June 30, 2008
18	Previously filed as an exhibit to our Form 8-K filed on March 31, 2009

Index

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petrosearch Energy Corporation

Date:  May 15, 2009

By:	/s/ Richard Dole
Richard Dole
Chief Executive Officer, President and Chairman

By:	/s/ David Collins
David Collins
Chief Financial Officer, Chief Accounting Officer and Principal Financial Officer