Form 10-Q/A
period 2009-03-31
PETROSEARCH ENERGY CORP
filed 2009-06-15
CIK 1288382

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

PETROSEARCH ENERGY CORPORATION

FORM 10-Q
For The Quarter Ended March 31, 2009

Petrosearch Energy Corporation is Filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended March 31, 2009 that was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (the “Original” 10-Q) to disclose that when the Original 10-Q was filed with the SEC it was filed prior to the completion of the review by the Company’s independent auditor. That review has been completed and there are no changes to the Original 10-Q filed by the Company on May 15, 2009. A copy of the review report from the independent auditor is attached as an exhibit.

This Amendment No.1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than set forth above. All information contained in the Amendment No.1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

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

Index

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 30, 2009, by and among Double Eagle Petroleum Co., DBLE Acquisition Corporation, and Petrosearch Energy Corporation (18)
2.2	Form of Voting Agreement (18)
3.1	Articles of Incorporation of Petrosearch Energy Corporation (1)
3.2	Bylaws of Petrosearch Energy Corporation (1)
3.3	Articles of Merger (1)
4.1	Share Purchase Agreement dated January 24, 2005 with CBarney Investments (1)
4.2	Amended Share Purchase Agreement dated April 19, 2005 with CBarney Investments (1)
4.3	Share Purchase Agreement dated January 24, 2005 with Mark X (1)
4.4	Amended Share Purchase Agreement dated April 19, 2005 with Mark X (1)
4.5	Share Purchase Agreement with Mark 1 dated November 24, 2004 (1)
4.6	Common Stock Purchase Warrant [Form Of] (1)
4.7	Subscription and Registration Rights Agreement [Form Of] (1)
10.1	Revolving Credit Facility dated October 1, 2004 with Fortuna Asset Management (1)
10.2	Revolving Credit Note dated October 2004 with Fortuna Energy, L.P. (1)
10.3	Assignment of Overriding Royalty Interest (Fortuna Energy, L.P.) dated October 2004 (1)
10.4	Pledge Agreement (Fortuna Energy, L.P.) dated October 2004 (1)
10.5	Master Deed of Trust (Fortuna) dated October 2004 (1)
10.6	Amended and Restated Revolving Credit Note with Fortuna Energy, LP dated September 29, 2005 (3)
10.7	Amended and Restated Revolving Credit Agreement with Fortuna Energy, LP dated September 29, 2005 (3)
10.8	Warrant Agreement (Fortuna Energy, LP dated September 29, 2005 (3)
10.9	Joint Operating Agreement [Form Of] (1)
10.10	Employment Agreement dated November 15, 2004 with Richard Dole (1)
10.11	Employment Agreement dated May 1, 2005 with Wayne Beninger (1)
10.12	Employment Agreement dated May 1, 2005 with David Collins (1)
10.13	Gas Purchase, Gathering, Treating and Processing Agreement with Bear Paw Energy, LLC dated December 1, 2003 (2)
10.14	Crude Oil Purchase Contract with Plains Marketing, L.P. dated January 25, 2005 (2)
10.15	Lease Purchase Contract with Eighty Eight Oil, LLC dated November 1, 2003 (2)
10.16	Asset Purchase Agreement with Quinduno Energy dated October 18, 2005 (4)
10.17	Agreement with Rock Energy Partners Operating, L.P. and Rock Energy Partners, L.P. dated January 11, 2006 (5)
10.18	Amended Right of First Refusal Agreement with Rock Energy Partners Operating, L.P. and Rock Energy Partners, L.P. dated January 11, 2006 (5)
10.19	Subscription Agreement (Form Of) (6)
10.20	Warrant Agreement (Form Of) (6)
10.21	Extension Agreement with ExxonMobil Corporation dated March 30, 2006 (7)
10.22	Second Amended and Restated Program Agreement with Harding Company dated August 29, 2006 (8)
10.23	Second Amendment to Petrosearch-Garwood Agreement dated September 21, 2006 (9)
10.24	Option Agreement with Rock Energy Partners dated September 21, 2006 (10)
10.25	Securities Purchase Agreement dated November 1, 2006, by and between Garwood Petrosearch, Inc. and Laurus Master Fund, Ltd. (10)
10.26	Secured Term Note dated November 1, 2006, by and between Garwood Petrosearch, Inc. and Laurus Master Fund, Ltd. (10)
10.27	Stock Pledge Agreement dated November 1, 2006, by and between Petrosearch Energy Corporation and Laurus Master Fund, Ltd. (10)
10.28	Master Security Agreement dated November 1, 2006, by Garwood Petrosearch, Inc. (10)
10.29	Deed of Trust dated November 1, 2006 by Garwood Petrosearch, Inc. (10)
10.30	Common Stock Purchase Warrant dated November 1, 2006, by Garwood Petrosearch, Inc. (10)
10.31	Partnership Agreement dated December 15, 2006 (DDJET) (11)
10.32	Note and Warrant Purchase Agreement with RCH Petro Investors, LP dated February 1, 2007 (12)

Index

10.33	8% Senior Secured Convertible Note dated February 7, 2007 (RCH Petro Investors, LP) (12)
10.34	Pledge and Security Agreement dated February 7, 2007 (RCH Petro Investors, LP) (12)
10.35	Registration Rights Agreement dated February 7, 2007 (RCH Petro Investors, LP) (12)
10.36	Warrant Agreement dated February 7, 2007 (RCH Petro Investors) (12)
10.37	Employment Agreement of Richard D. Dole (13)
10.38	Employment Agreement of Wayne Beninger (13)
10.39	Employment Agreement of David Collins (13)
10.40	Note and Warrant Purchase Agreement dated November 9, 2007(14)
10.41	8% Senior Secured Convertible Note dated November 9, 2007 (Form of) (14)
10.42	Pledge and Security Agreement dated November 9, 2007(14)
10.43	Registration Rights Agreement dated November 9, 2007(14)
10.44	Warrant Agreement dated November 9, 2007 (Form of) (14)
10.45	Investment Banking Agreement with Arabella Securities (15)
10.46	Extension to Employment Agreement – Wayne Beninger(16)
10.47	Extension to Employment Agreement – David Collins(16)
10.48	Amended and Restated Employment Agreement of Richard Dole(17)
10.49	Amended and Restated Employment Agreement of Wayne Beninger(17)
10.50	Amended and Restated Employment Agreement of David Collins(17)
10.51	Report of Independent Auditor Review*
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

Petrosearch Energy Corporation

Date:   June   15, 2009

By:	/s/ Richard Dole
Richard Dole
Chief Executive Officer, President and Chairman

By:	/s/ David Collins
David Collins
Chief Financial Officer, Chief Accounting Officer and Principal Financial Officer